Form 10QSB
period 1998-01-31
MODERN RECORDS INC
filed 1999-04-22
CIK 875222

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                            ------------------------

                              MODERN RECORDS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

              CALIFORNIA                                95-3404374
   (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

                             468 NORTH CAMDEN DRIVE
                                  THIRD FLOOR
                        BEVERLY HILLS, CALIFORNIA 90210
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE, INCLUDING ZIP CODE)

                                 (310) 285-5370
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The number of shares outstanding of the issuer's Common Stock, no par value, as of January 31, 1998 was 14,657,770.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              MODERN RECORDS, INC. QUARTERLY REPORT ON FORM 10-QSB

                                     INDEX

PART I. FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
  Item 1. Financial Statements
     Balance Sheets as of January 31, 1998 and October 31,
      1997..................................................   3
     Statements of Operations for the three months ended
      January 31, 1998 and 1997.............................   4
     Statements of Cash Flows for the three months ended
      January 31, 1998 and 1997.............................   5
     Notes to Financial Statements..........................   6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   7
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   8
  Item 2. Changes in Securities and Use of Proceeds.........   8
  Item 6. Exhibits and Reports on Form 8-K..................   8

                                    PART I.

ITEM 1. FINANCIAL INFORMATION

                              MODERN RECORDS, INC.

                                 BALANCE SHEETS
                     JANUARY 31, 1998 AND OCTOBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)
                     (UNAUDITED -- PREPARED BY MANAGEMENT)

                                     ASSETS

                                                              JANUARY 31,    OCTOBER 31,
                                                                 1998           1997
                                                              -----------    -----------
CURRENT
  Cash......................................................  $     9,566    $    15,417
  Accounts receivable.......................................           --             --
                                                              -----------    -----------
          Total current assets..............................        9,566         15,417
Deferred record master cost, net............................      225,478        225,478
                                                              -----------    -----------
                                                              $   235,044    $   240,895
                                                              ===========    ===========

                        LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Bank indebtedness.........................................  $        --    $        --
  Accounts payable and accrued liabilities..................      339,868        347,454
  Loans payable.............................................       70,713         18,393
  Deferred compensation.....................................      150,000        100,000
                                                              -----------    -----------
          Total current liabilities.........................      560,581        465,847
                                                              -----------    -----------
Loans from related parties, non-interest bearing with no
  state terms of repayment..................................      562,706        525,012
Recoupable advances.........................................       50,000         50,000
Deferred revenue............................................       71,792        141,574
                                                              -----------    -----------
          Total Liabilities.................................    1,245,079      1,182,433
                                                              -----------    -----------
SHAREHOLDERS' DEFICIENCY
  Capital stock
  Authorized: 20,000,000 common shares without par value
  Issued: 14,657,770 shares (1998) (1997 -- 14,657,770
     shares)................................................    1,351,342      1,351,342
  Accumulated deficit.......................................   (2,361,377)    (2,292,880)
                                                              -----------    -----------
                                                               (1,010,035)      (941,538)
                                                              -----------    -----------
                                                              $   235,044    $   240,895
                                                              ===========    ===========

                              MODERN RECORDS, INC.

                            STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                          (EXPRESSED IN U.S. DOLLARS)
                     (UNAUDITED -- PREPARED BY MANAGEMENT)

                                                                 1998           1997
                                                              -----------    -----------
REVENUE
  Modern/Atlantic agreement.................................  $    69,782    $    33,239
  Other.....................................................          300             --
                                                              -----------    -----------
                                                                   70,082         33,239
                                                              -----------    -----------
COST OF SALES
  Production and packaging costs............................       25,010             --
  Promotion and travel......................................        3,436             42
                                                              -----------    -----------
                                                                   28,446             42
                                                              -----------    -----------
Gross profit................................................       41,636         33,197
                                                              -----------    -----------
EXPENSES
  Accounting and legal......................................        9,335            300
  Automobile................................................        2,071          2,325
  Consulting fees...........................................          644             --
  Insurance.................................................        1,264             --
  Office and miscellaneous..................................        5,708            717
  Rent......................................................        9,825          1,000
  Salaries and employee benefits............................       60,768         29,968
  Security registration and filing costs....................          675             --
  Telephone.................................................        3,787          4,754
  Travel and entertainment..................................       16,056             --
                                                              -----------    -----------
                                                                  110,133         39,064
                                                              -----------    -----------
Loss for the year...........................................  $   (68,497)   $    (5,867)
                                                              ===========    ===========
Weighted average number of common shares outstanding........   11,657,770     11,592,770
                                                              ===========    ===========
Loss per share..............................................  $     (0.01)   $        --
                                                              ===========    ===========

                              MODERN RECORDS, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                     (UNAUDITED -- PREPARED BY MANAGEMENT)

                                                                1998        1997
                                                              --------    --------
CASH PROVIDED BY (USED FOR)
OPERATIONS
  Net income (loss).........................................  $(68,497)   $ (5,867)
CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Increase (decrease) in accounts payable and accrued
     liabilities............................................    (7,584)         --
  Increase (decrease) in loans payable......................    33,925          --
  Increase (decrease) in deferred compensation..............    50,000     (10,147)
  Increase (decrease) in deferred revenue...................   (69,782)    (33,239)
                                                              --------    --------
                                                               (61,938)    (49,253)
                                                              --------    --------
FINANCING
  Increase (decrease) in bank overdraft.....................        --      27,878
  Increase (decrease) in dues to/from from related
     parties................................................        --      21,375
  Increase (decrease) in notes payable -- related parties...    16,558          --
  Increase (decrease) in notes payable -- JCM...............    17,794          --
  Increase (decrease) in notes payable -- R. Jackson........    21,735          --
                                                              --------    --------
                                                                56,087      21,375
                                                              --------    --------
Increase (decrease) in cash.................................    (5,851)    (27,878)
Cash at beginning of period.................................    15,417          --
                                                              --------    --------
Cash at end of period.......................................  $  9,566    $     --
                                                              ========    ========

                              MODERN RECORDS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1998

 1. BASIS OF PRESENTATION

     The interim financial statements presented have been prepared by Modern Records, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended January 31, 1998 and 1997, (b) the financial position at January 31, 1998 and
(c) the cash flows for the three months ended January 31, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

     The balance sheet presented as of October 31, 1997 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Modern Records, Inc. (the "Company" or "Modern") produces, licenses, acquires, markets and distributes high quality recorded music for a variety of musical formats.

     In May of 1997, Stephen Randall ("Randy") Jackson acquired a controlling interest in the Company with the intent of repositioning the Company as a forward thinking, dynamic independent label in the recording industry. During the remainder of 1997, the Company focused on establishing a more solid financial base while developing strategic initiatives capable of realizing the Company's objectives.

     The primary source of revenue to the Company has been the production and release of recorded music. The Company has been closely associated with the work of recording artist Stevie Nicks, who was one of the Company's founders. Although Ms. Nicks is no longer under contract with the Company, her works continue to provide the dominant source of revenue.

     During the period, the Company produced and released Jeffrey Osborne's "Something Warm For Christmas" album. Currently, the album has sold in excess of 18,000 units.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997

     Gross revenues increased $36,843 or 110% to $70,082 for the three months ended January 31, 1998 compared to the same period in 1997. This increase reflects continuing sales activity of S. Nicks product, together with initial results of the J. Osborne's Christmas album.

     Cost of revenues increased $28,404 to $28,446 for the three months ended January 31, 1998 compared to the same period in 1997. This increase is due to the holiday release of Mr. Osborne's album. Gross profit improved $8,439 or 25.4% to $41,636 for the three months ended January 31, 1998 reflecting the flow through of profit from the Atlantic agreement with Stevie Nicks.

     Selling, marketing and general administrative expenses increased in 1998 by $71,069 to $110,133 compared to the corresponding first quarter of 1997 reflecting the costs associated with the Jeffrey Osborne's Christmas release.

     The net loss from continuing operations for the three months ended January 31, 1998 totaled $68,497 compared to $5,867 for the same period the prior year. This increase is due to the significant expenditures associated with the release of the J. Osborne's album.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current revenue stream is derived in large part from sales of Stevie Nicks' albums. The Company's current management, headed by Mr. R. Jackson who acquired a 47% equity interest in the Company in 1997, intends to pursue a growth strategy that is centered on signing artists to the Modern label, advancing funds for production of new albums, marketing albums released on the Modern label and retaining a team of talented executive officers with experience in the entertainment industry. Revenues from the Company's existing product are insufficient to fund this strategy since the strategy will require significant expenditures before additional revenues are generated. The Company's implementation of its growth strategy is dependent on the Company's ability to obtain additional debt, equity and other financing. There can be no assurance that such financing will be available to the Company on favorable terms, if at all.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

     3.1   Articles of Incorporation of the Company, as amended.*
     3.2   By-laws of the Company, as amended.**
     3.3   Certificate of Amendment of Articles of Incorporation.**
    10.1 Agreement between Company and Atlantic Recording Corporation dated July 1, 1979, as amended September 10, 1979, April 30,
           1983, May 1, 1983, August 1, 1983, March 27, 1987, December
           20, 1988, June 29, 1989 and April 22, 1990.*
    10.2 Recording agreement between the Company and Stephanie Nicks dated December 4, 1978, as amended December 11, 1978, April
           26, 1979, May 31, 1979, June 27, 1979 and April 26, 1988.*
    10.3   Distribution Agreement between the Company and EMI Records
           Limited dated April 15, 1985, as amended by undated amendment and April 6, 1989.*
    10.4 Recording agreement between the Company and Mark Lennon et al., dba "Venice", dated June 29, 1989.*
    10.5   Recording agreement between the Company and Thomas J.
           Henrickson et al., dba "Big Trouble", dated November 22,
           1989.*
    10.6   Recording agreement between the Company and Rick Vito dated
           April 22, 1990.*
    10.7   Share Purchase Option Agreement with Paul E. Fishkin, dated
           November 2, 1990.*
    10.8   Share Purchase Option Agreement with John G. Proust and
           Jeffrey C. Ingber, dated January 2, 1991.*
    10.9   Pooling Agreement dated June 26, 1990 among Paul E. Fishkin,
           Stephanie Nicks, Pacific Corporate Services Limited and the
           Company.*
    10.10 Pooling Agreement dated June 26, 1990 among certain non-affiliated shareholders, the Company and Pacific
           Corporate Services Limited.*
    10.11  Pooling Agreement dated June 26, 1990 among J. Proust and
           Associates, Inc., Pacific Corporate Services Limited and the
           Company.*
    10.12  Pooling Agreement dated July 5, 1990 among Howard Rosen,
           Pacific Corporate Services Limited and the Company.*
    10.13  Pooling Agreement dated November 2, 1990 among Douglas
           Bleeck, Pacific Corporate Services Limited and the Company.*
    10.14 Management Agreement dated June 26, 1989 between the Company and J. Proust and Associates, Inc.*
    10.15  Escrow Agreement dated June 26, 1990 among the Company, Paul
           E. Fishkin, Stephanie Nicks and Pacific Corporate Services
           Limited.*
    10.16 Option to purchase 265,000 shares of Common Stock of the Company issued to Randy Jackson, dated July 10, 1998.**

    10.17 Option to purchase 200,000 shares of Common Stock of the Company issued to Jackie Jackson, dated July 10, 1998.**
    10.18 Option to purchase 400,000 shares of Common Stock of the Company issued to Lawrence W. Gallo, dated July 10, 1998.**
    10.19 Option to purchase 125,000 shares of Common Stock of the Company issued to Johan Grandin, dated December 17, 1998.**
    10.20 Option to purchase 125,000 shares of Common Stock of the Company issued to Kendrik Packer, dated December 17, 1998.**
    10.21  Loan Agreement dated March 16, 1998 between the Company,
           Randy Jackson and Kendrik Packer.**
    10.22 Employment Agreement dated May 15, 1997 between the Company and Randy Jackson.**
    10.23 Recording agreement dated March 1, 1999 between the Company and The Jacksons.**
    27.1   Financial Data Schedule.

---------------
* Incorporated herein by reference to exhibits of the same number in the Company's S-1 Registration Statement dated September 9, 1991 (33-40804).

** Incorporated herein by reference to exhibits of the same number in the Company's Report on Form 10-KSB for the fiscal year ended October 31, 1998.

(B) REPORTS ON FORM 8-K

     None.

Items 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, Modern Records, Inc. has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                                   MODERN RECORDS, INC.

                                          --------------------------------------

Date: April 20, 1999                          /s/ STEPHEN RANDALL JACKSON

                                          --------------------------------------
                                                 Stephen Randall Jackson
                                             Chairman of the Board, President
                                               and Chief Executive Officer