Form 10QSB
period 1998-04-30
MODERN RECORDS INC
filed 1999-04-22
CIK 875222

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

                    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________.

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

                            ------------------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The number of shares outstanding of the issuer's Common Stock, no par value, as of April 30, 1998 was 19,680,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              MODERN RECORDS, INC. QUARTERLY REPORT ON FORM 10-QSB

                                     INDEX

Part I. FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
  Item 1. Financial Statements
     Balance Sheets as of April 30, 1998 and October 31,
      1997..................................................    3
     Statements of Operations for the three and six months
      ended April 30, 1998 and 1997.........................    4
     Statements of Cash Flows for the three and six months
      ended April 30, 1998 and 1997.........................    5
     Notes to Financial Statements..........................    6
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    7

Part II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................    8
  Item 2. Changes in Securities and Use of Proceeds.........    8
  Item 6. Exhibits and Reports on Form 8-K..................   10

                                    PART I.

ITEM 1. FINANCIAL INFORMATION

                              MODERN RECORDS, INC.

                                 BALANCE SHEETS
                      APRIL 30, 1998 AND OCTOBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)
                     (UNAUDITED -- PREPARED BY MANAGEMENT)

                                     ASSETS

                                                                 APRIL 30,     OCTOBER 31,
                                                                   1998           1997
                                                                -----------    -----------
CURRENT
  Cash......................................................    $    65,418    $    15,417
  Subscription receivable...................................         27,778
  Accounts receivable.......................................             --             --
                                                                -----------    -----------
          Total current assets..............................         93,196         15,417
  Deferred record master cost, net..........................        200,478        225,478
                                                                $   293,674    $   240,895
                                                                ===========    ===========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities..................    $   204,111    $   347,454
  Loans payable.............................................         63,626         18,393
  Deferred compensation.....................................        200,000        100,000
                                                                -----------    -----------
          Total current liabilities.........................        467,737        465,847
                                                                -----------    -----------
Loans from related parties, non-interest bearing with no
  state terms of repayment..................................         31,068        525,012
Recoupable advances.........................................         50,000         50,000
Deferred revenue............................................         21,457        141,574
Liabilities to be satisfied by issuance of common shares....        217,990             --
                                                                -----------    -----------
          Total Liabilities.................................        788,252      1,182,433
                                                                -----------    -----------
SHAREHOLDERS' DEFICIENCY
  Capital stock
  Authorized: 20,000,000 common shares without par value
  Issued: 19,680,000 shares (1998) (1997 -- 14,657,770
     shares)................................................      1,973,799      1,351,342
  Accumulated deficit.......................................     (2,468,377)    (2,292,880)
                                                                -----------    -----------
          Total Shareholders' Deficiency....................       (494,578)      (941,538)
                                                                -----------    -----------
                                                                $   293,674    $   240,895
                                                                ===========    ===========

                              MODERN RECORDS, INC.

                            STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 1998 AND 1997
                          (EXPRESSED IN U.S. DOLLARS)
                     (UNAUDITED -- PREPARED BY MANAGEMENT)

                                        THREE MONTHS ENDED APRIL 30,    SIX MONTHS ENDED APRIL 30,
                                        ----------------------------    --------------------------
                                            1998            1997           1998           1997
                                        ------------    ------------    -----------    -----------
REVENUE
  Modern/Atlantic agreement...........  $    42,167     $    33,528     $   111,949    $    66,767
  Modern/Platinum agreement...........       65,345              --          65,345             --
  Other...............................           --              --             300             --
                                        -----------     -----------     -----------    -----------
          Total Revenue...............      107,512          33,528         177,594         66,767
Cost of Sales.........................       30,869              --          59,315             --
                                        -----------     -----------     -----------    -----------
Gross Profit..........................       76,643          33,528         118,279         66,767
                                        -----------     -----------     -----------    -----------
EXPENSES
  Accounting and legal................       14,602           1,000          23,937          1,300
  Automobile..........................        1,295           1,263           3,366          3,588
  Consulting fees.....................           88           5,300             732          5,300
  Insurance...........................        1,383           4,208           2,647          4,208
  Promotions and public relations.....       25,926              --          25,926             --
  Office and miscellaneous............       28,342            (717)         34,050             --
  Rent................................       11,127             200          20,952          1,200
  Salaries and employee benefits......       60,335          29,592         121,103         59,560
  Security registration and filing
     costs............................          650              --           1,325             --
  Telephone...........................        9,773           5,055          13,560          9,809
  Travel and entertainment............       30,122           1,508          46,178          1,550
                                        -----------     -----------     -----------    -----------
          Total Expenses..............      183,643          47,409         293,776         86,515
                                        -----------     -----------     -----------    -----------
Net loss..............................  $  (107,000)    $   (13,881)    $  (175,497)   $   (19,748)
                                        ===========     ===========     ===========    ===========
Weighted average number of common
  shares outstanding..................   15,166,859      11,592,770      13,412,315     11,592,770
Loss per share........................  $     (0.01)    $        --     $     (0.01)   $        --
                                        ===========     ===========     ===========    ===========

                              MODERN RECORDS, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 1998 AND 1997
                     (UNAUDITED -- PREPARED BY MANAGEMENT)

                                                                1998         1997
                                                              ---------    ---------
CASH PROVIDED BY (USED FOR)
OPERATIONS
  Net loss..................................................  $(175,497)   $ (19,748)
  Amortization of recoverable production costs..............     25,000           --
CHANGES IN NON-CASH OPERATING WORKING CAPITAL:
  Increase (decrease) in accounts payable and accrued
     liabilities............................................   (141,504)     (14,324)
  Increase (decrease) in deferred compensation..............    100,000           --
  Increase (decrease) in deferred revenue...................   (120,117)     (66,767)
                                                              ---------    ---------
                                                               (312,118)    (100,839)
                                                              ---------    ---------
FINANCING
  Bank overdraft............................................         --       22,614
  Issuance of common shares.................................    594,679           --
  Increase (decrease) in loans from related parties.........   (257,560)      28,225
  Increase in recoupable advances...........................         --       50,000
  Increase (decrease) in loans payable......................     25,000           --
                                                              ---------    ---------
                                                                362,119      100,839
                                                              ---------    ---------
Increase in cash............................................     50,001           --
Cash at beginning of period.................................     15,417           --
                                                              ---------    ---------
Cash at end of period.......................................  $  65,418    $      --
                                                              =========    =========

                              MODERN RECORDS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 APRIL 30, 1998

 1. BASIS OF PRESENTATION

     The interim financial statements presented have been prepared by Modern Records, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended April 30, 1998 and 1997, (b) the financial position at April 30, 1998 and
(c) the cash flows for the three and six months ended April 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

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

     In May of 1997, Stephen Randall ("Randy") Jackson acquired a controlling interest in the Company with the intent of repositioning the Company as a forward thinking, dynamic independent label in the recording industry. During the remainder of 1997 and throughout the period, the Company has been focusing on establishing a more solid financial base while developing strategic initiatives capable of realizing the Company's objectives.

     The primary source of revenue to the Company has been the production and release of recorded music. The Company has been closely associated with the work of recording artist Stevie Nicks, who was one of the Company's founders. Although Ms. Nicks is no longer under contract with the Company, her works continue to provide the dominant source of revenue.

     During the period the Company released the Stevie Nicks' "Enchanted" Album; a new CD box set which is a shared release with Atlantic Records. As of May 6, 1998, more than fifty-six thousand copies of the "Enchanted" box set were sold.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997

     Gross revenues increased $110,827 or 166% to $177,594 for the six months ended April 30, 1998 compared to the same period in 1997. This increase reflects the revenue sharing from the Atlantic agreement with Stevie Nicks and the J. Osborne Christmas album holiday sales results. It is not anticipated that the J. Osborne Christmas album sales will occur again until the beginning of the holiday season in 1998.

     Gross profit improved $51,512 or 77% to $118,279 for the six months ended April 30, 1998 reflecting the flow through of profit from the Atlantic agreement with Stevie Nicks which generates a higher gross margin.

     Selling, marketing and general administrative expenses increased in 1998 over the corresponding second quarter of 1997 by $207,261 to $293,776 reflecting the costs associated with the holiday 1997 launch of Jeffrey Osborne's album, legal and accounting services required to gain new financing for Modern and a developing infrastructure including payroll, rent, and communications.

     The net loss from continuing operations for the six months ended April 30, 1998 totaled $175,497 compared to $19,748 for the same period the prior year. This increase is due to significantly greater operating expenses.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

UNREGISTERED SECURITIES

     During the six month period ended April 30, 1998, the Company sold the following unregistered securities:

                    DATE                       COMMON STOCK    WARRANTS
                    ----                       ------------    --------
February 3, 1998*............................     320,000(1)
March 16, 1998*..............................                   95,050(2)
March 16, 1998*..............................   6,120,401(3)
April 2, 1998................................     175,000(4)
April 2, 1998*...............................      85,000(5)    85,000(5)
April 16, 1998*..............................      400,00(6)   400,000(6)
                                                ---------      -------
          TOTAL..............................   7,100,401      580,050
                                                =========      =======

---------------
 * Indicates the date that the Company announced the pending sale, which was subject to final approval of applicable Canadian regulatory authorities. Such approval was subsequently obtained from the appropriate Canadian regulatory authority, and each such sale has been consummated.

(1) Pursuant to a private placement under British Columbia securities laws, 320,000 units were issued at C$0.25 per unit for total proceeds of C$80,000 (each unit is comprised of 1 share of Common Stock and 1 non-transferable share purchase warrant exercisable at C$0.50 per share during the first year after purchase and C$0.60 during the second year after purchase). 260,000 of the units were sold to three Canadian investors and 60,000 of the units were sold to Stig Hans Johan Grandin, a Swedish citizen and director of the Company. The Company believes that the sales of the units were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act because the transaction did not involve a public offering -- there were less than 10 offerees of the units, each offeree was an accredited investor and each purchaser was required to hold the units for a period of one year following the execution of the subscription agreement relating to the sale. In addition, the Company believes that the sales of the units were exempt from the registration requirements of the Securities Act because the units were not offered or sold in the United States and none of the purchasers was a U.S. person.

(2) Non-transferable share purchase warrants exercisable at C$0.15 per share during the first year after issuance and C$.17 during the second year after issuance (the "Loan Warrants") were issued to Mr. R. Jackson, the Chairman, Chief Executive Officer and President of the Company, and to Kendrick E. Packer, a director of the Company, in connection with the loans of US$25,000 (C$35,643) extended by such individuals to the Company. The Company believes that the issuance of the Loan Warrants were exempt from the registration requirements of the Securities Act under Section 4(2) of The Securities Act because they did not involve a public offering.

(3) Pursuant to a private placement under British Columbia securities laws, 6,120,401 shares of Common Stock were issued at C$0.15 per share, for total proceeds of C$918,060. 786,055 of the shares were sold to three Canadian investors, 551,055 of the shares were sold to Mr. Grandin and 4,783,371 of the shares were sold to Randy Jackson, the Chairman, Chief Executive Officer and President of the Company. Although the majority of the shares were issued on June 12, 1998, 1,793,171 of the shares sold to Mr. R. Jackson were not issued until October 26, 1998, following the date that stockholders approved an increase in the number of authorized shares of the Company. The Company believes that the sales of the shares were exempt from the registration requirements of the Securities Act under Section 4(2) of the

    Securities Act because the transaction did not involve a public offering -- there were less than 10 offerees of the shares and each offeree (other than a Canadian investor who purchased 35,000 of the shares for an aggregate purchase price of $5,250) was an accredited investor and each purchaser was required to hold the units for a period of one year following the execution of the subscription agreement relating to the sale. In addition, the Company believes that the sales of the shares to the Canadian investors and Mr. Grandin were exempt from the registration requirements of the Securities because those shares were not offered or sold in the United States and neither Mr. Grandin nor any of the Canadian investors is a U.S. person.

(4) Issued to Mr. Grandin pursuant to the exercise of options with an exercise price of C$0.15 per share, for total proceeds of C$26,250. The Company believes that the issuance of the shares upon exercise of Mr. Grandin's options were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act because the exercise of the options did not involve a public offering.

(5) Pursuant to a private placement under British Columbia securities laws, 85,000 units were issued at C$0.30 per Unit, for total proceeds of C$25,500 (each unit is comprised of 1 share of Common Stock and 1 non-transferable share purchase warrant exercisable at C$0.40 per share during the first year after purchase and C$0.60 during the second year after purchase). The units were sold to a Canadian investor and to Mr. Grandin. The Company believes that the sales of the units were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act because the transaction did not involve a public offering -- there were only two offerees of the units, each offeree was an accredited investor and each purchaser was required to hold the units for a period of one year following the execution of the subscription agreement relating to the sale. In addition, the Company believes that the sales of the units were exempt from the registration requirements of the Securities Act because the units were not offered or sold in the United States and neither purchaser was a U.S. person.

(6) Pursuant to a private placement under British Columbia securities laws, 400,000 units were issued at C$0.40 per Unit, for total proceeds of C$160,000 (each unit is comprised of 1 share of Common Stock and 1 non-transferable share purchase warrant exercisable at C$0.55 per share during the first year after purchase and $0.75 during the second year after purchase). The units were sold to two Canadian investors. The Company believes that the sales of the units were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act because the transaction did not involve a public offering -- there were only two offerees of the units, each offeree was an accredited investor and each purchaser was required to hold the units for a period of one year following the execution of the subscription agreement relating to the sale. In addition, the Company believes that the sales of the units were exempt from the registration requirements of the Securities Act because the units were not offered or sold in the United States and neither purchaser was a U.S. person.

     As set forth above, the Company believes that each of the sales of its unregistered securities described above qualified for exemptions from the registration requirements of the Securities Act, although the Company did not qualify under the applicable "safe harbor" provisions of the relevant exemption with respect to certain of such sales and, as a result, there can be no assurance that each such sale was exempt. If one or more of the sales of the Company's securities were not made pursuant to a valid exemption, the purchasers of securities in such sales (and purchasers of securities in other sales, if any, that would be integrated with the non-exempt sales under the Commission's integration rules) may have a right to rescind their purchases. The Company believes it is unlikely that purchasers of securities from the Company would pursue a claim to rescind their purchases because, such purchasers acquired the securities for a purchase price significantly lower than the current market price of the Company's common stock. Even if any such claim were pursued, the Company believes that it would prevail on the grounds that the sale was exempt from the registration requirements of the Securities Act. Consequently, the Company believes that any asserted claim for non-compliance with the registration provisions of the Securities Act would not materially affect the Company's financial position or results of operations.

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

     None

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

Date: April 20, 1999