Form 10QSB
period 1998-07-31
MODERN RECORDS INC
filed 1999-04-22
CIK 875222

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

                    FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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

                            ------------------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     The number of shares outstanding of the issuer's Common Stock, no par value, as of July 31, 1998 was 22,183,171.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              MODERN RECORDS, INC. QUARTERLY REPORT ON FORM 10-QSB

                                     INDEX

                                                              PAGE
                                                              ----
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Balance Sheets as of July 31, 1998 and October 1997....   3
     Statements of Operations for the three and nine months
      ended July 31, 1998 and 1997..........................   4
     Statements of Cash Flow for the three and nine months
      ended July 31, 1998 and 1997..........................   5
     Notes to Financial Statements..........................   6
  Item 2. Management's Discussion and Analysis of Financial
  Condition and Results
            of Operations...................................   7
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   8
  Item 2. Changes in Securities and Use of Proceeds.........   8
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   8
  Item 6. Exhibits and Reports on Form 8-K..................   9

                                    PART I.

ITEM 1. FINANCIAL INFORMATION

                              MODERN RECORDS, INC.

                                 BALANCE SHEET
                       JULY 31, 1998 AND OCTOBER 31, 1997
                          (EXPRESSED IN U.S. DOLLARS)
                     (UNAUDITED -- PREPARED BY MANAGEMENT)

                                     ASSETS

                                                               JULY 31,      OCTOBER 31,
                                                                 1998           1997
                                                              -----------    -----------
CURRENT
  Cash......................................................  $     1,653    $    15,417
  Receivables...............................................       94,838             --
  Other current assets......................................       10,654
                                                              -----------    -----------
          Total current assets..............................      107,145         15,417
                                                              -----------    -----------
Deferred record master cost, net............................      175,478        225,478
                                                              -----------    -----------
                                                              $   282,623    $   240,895
                                                              ===========    ===========

                        LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Bank overdraft............................................  $     9,477    $        --
  Accounts payable and accrued liabilities..................      195,942        347,454
  Loans payable.............................................       64,546         18,393
  Deferred compensation.....................................      250,000        100,000
                                                              -----------    -----------
          Total current liabilities.........................      519,965        465,847
                                                              -----------    -----------
Loans from related parties, non-interest bearing with no
  stated terms of repayment.................................       34,045        525,012
Recoupable advances.........................................       50,000         50,000
Deferred revenue............................................           --        141,574
                                                              -----------    -----------
          Total liabilities.................................      604,010      1,182,433
                                                              -----------    -----------
SHAREHOLDERS' DEFICIENCY
  Preferred stock, authorized 20,000,000 shares, none issued
  Common stock, authorized: 40,000,000 shares, no par value
  Issued: 22,183,171 shares (1998) (1997 -- 14,657,770
     shares)................................................    2,234,324      1,351,342
  Accumulated deficit.......................................   (2,555,711)    (2,292,880)
                                                              -----------    -----------
          Total shareholders' deficiency....................     (321,387)      (941,538)
                                                              -----------    -----------
                                                              $   282,623    $   240,895
                                                              ===========    ===========

                              MODERN RECORDS, INC.

                            STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JULY 31, 1998 AND 1997
                          (EXPRESSED IN U.S. DOLLARS)
                     (UNAUDITED -- PREPARED BY MANAGEMENT)

                                        THREE MONTHS ENDED JULY 31,     NINE MONTHS ENDED JULY 31,
                                        ----------------------------    --------------------------
                                            1998            1997           1998           1997
                                        ------------    ------------    -----------    -----------
REVENUE
  Modern/Atlantic agreement...........  $   124,463     $   118,657     $   236,412    $   185,424
  Modern/Platinum agreement...........           --              --          65,345             --
  Other...............................           --              --             300             --
                                        -----------     -----------     -----------    -----------
          Total revenue...............      124,463         118,657         302,057        185,424
                                        -----------     -----------     -----------    -----------
Cost of sales.........................       56,768              --         116,083             --
                                        -----------     -----------     -----------    -----------
Gross profit..........................       67,695         118,657         185,974        185,424
                                        -----------     -----------     -----------    -----------
EXPENSES
  Accounting and legal................       38,076              --          62,013          1,300
  Automobile..........................        1,263            (119)          4,629          3,469
  Consulting fees.....................        2,300             500           3,032          5,800
  Insurance...........................        2,981          (4,208)          5,628             --
  Promotions and public relations.....        6,539              --          32,465             --
  Office and miscellaneous............        9,250           4,556          43,300          4,556
  Rent................................       10,876              --          31,828          1,200
  Salaries............................       60,334          (2,959)        181,437         56,601
  Security registration and filing
     costs............................        3,159              --           4,484             --
  Telephone...........................        6,430          (4,872)         19,990          4,937
  Travel and entertainment............       13,821            (650)         59,999            900
                                        -----------     -----------     -----------    -----------
          Total expenses..............      155,029          (7,752)        448,805         78,763
                                        -----------     -----------     -----------    -----------
Net income (loss).....................  $   (87,334)    $   126,409     $  (262,831)   $   106,661
                                        ===========     ===========     ===========    ===========
Weighted average number of common
  shares outstanding..................   18,924,282      11,592,770      15,302,233     11,592,770
                                        ===========     ===========     ===========    ===========
Income (Loss) per share...............  $        --     $      0.01     $     (0.02)   $      0.01
                                        ===========     ===========     ===========    ===========

                              MODERN RECORDS, INC.

                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JULY 31, 1998 AND 1997
                     (UNAUDITED -- PREPARED BY MANAGEMENT)

                                                                1998         1997
                                                              ---------    --------
CASH PROVIDED BY (USED FOR)
OPERATIONS
  Net income (loss).........................................  $(262,831)   $106,661
  Amortization of recoverable production costs..............     50,000          --
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  (Increase) decrease in receivables........................    (94,838)         --
  (Increase) decrease in other current assets...............    (10,654)         --
  Increase (decrease) in accounts payable and accrued
     liabilities............................................   (148,753)   (112,644)
  Increase (decrease) in deferred compensation..............    150,000          --
  Increase (decrease) in deferred revenue...................   (141,574)    (87,053)
                                                              ---------    --------
                                                               (458,650)    (93,036)
                                                              ---------    --------
FINANCING
  Bank overdraft............................................      9,477       3,907
  Issuance of common shares.................................    882,982          --
  Increase (decrease) in loans from related parties.........   (472,573)     39,129
  Increase in recoupable advances...........................         --      50,000
  Increase (decrease) in loans payable......................     25,000          --
                                                              ---------    --------
                                                                444,886      93,036
                                                              ---------    --------
Increase (decrease) in cash.................................    (13,764)         --
Cash at beginning of period.................................     15,417          --
                                                              ---------    --------
Cash at end of period.......................................  $   1,653    $     --
                                                              =========    ========

                              MODERN RECORDS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 JULY 31, 1998

 1. BASIS OF PRESENTATION

     The interim financial statements presented have been prepared by Modern Records, Inc. (the "Company" or "Modern") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended July 31, 1998 and 1997, (b) the financial position at July 31, 1998 and (c) the cash flows for the three and nine months ended July 31, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company produces, licenses, acquires, markets and distributes high quality recorded music for a variety of musical formats.

     In May of 1997, Stephen Randall ("Randy") Jackson acquired a controlling interest in the Company with the intent of repositioning the Company as a forward thinking, dynamic independent label in the recording industry. During the remainder of 1997 and throughout 1998, the Company focused on establishing a more solid financial base while developing strategic initiatives capable of realizing the Company's objectives.

     The primary source of revenue to the Company has been the production and release of recorded music. The Company has been closely associated with the work of recording artist Stevie Nicks, who was one of the Company's founders. Although Ms. Nicks is no longer under contract with the Company, her works continue to provide the dominant source of revenue. Limited revenue in the period was driven by the continuing sales of Stevie Nicks' "Enchanted" Album; a three CD box set which is a shared release with Atlantic Records.

     In June 1998, R&B artist Abel Mason signed a five album contract with Modern after an introduction from Randy Jackson's brother Marlon Jackson. Mr. Mason's romantic vocal style will be showcased in his first Modern album expected to be released in the summer of 1999.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED JULY 31, 1997

     Gross revenues increased $116,633 or 62.9% to $302,057 for the nine months ended July 31, 1998 compared to the same period in 1997. This increase reflects the revenue sharing from the Atlantic agreement with Stevie Nicks and the successful selling of her three CD box set "Enchanted," which was released in May 1998. Sales results of the Jeffrey Osborne Christmas album were disappointing as a result of delayed marketing and promotional efforts.

     Cost of revenues increased to $116,083 for the nine month period ended July 31, 1998 compared to $0 for the same period in 1997. This increase is due to costs associated with the J. Osborne album. Gross profit improved $550 or .30% to $185,424 for the nine months ended July 31, 1998 reflecting the flow through of profit from the Atlantic agreement with Stevie Nicks.

     Selling, marketing and general administrative expenses increased in 1998 over the corresponding third quarter of 1997 by $370,042 to $448,805 reflecting the costs associated with the ongoing work with new artist Abel Mason whose first album is expected be released in the summer of 1999, legal and accounting services required to gain new financing for Modern and a developing infrastructure including payroll, rent, and communications.

     The net loss from continuing operations for the nine months ended July 31, 1998 totaled $262,831 compared to a gain of $106,661 for the same period the prior year. This decrease is due to significant expense growth.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current revenue stream is derived in large part from sales of Stevie Nicks' albums. The Company's current management, headed by Mr. R. Jackson who acquired a 47% equity interest in the Company in 1997, intends to pursue a growth strategy that is centered on signing additional artists to the Modern label, advancing funds for production of new albums, marketing albums released on the Modern label and retaining a team of talented executive officers with experience in the entertainment industry. Revenues from the Company's existing product are insufficient to fund this strategy since the strategy will require significant expenditures before additional revenues are generated. The Company's implementation of its growth strategy is dependent on the Company's ability to obtain additional debt, equity and other financing. There can be no assurance that such financing will be available to the Company on favorable terms, if at all.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

UNREGISTERED SECURITIES

     In June and July 1998, the Company issued 425,000 shares of Common Stock to Stig Hans Johan Grandin pursuant to the exercise of stock options with an exercise price of C$0.15 per share, for total proceeds of C$63,750. The Company believes that the issuance of the shares upon exercise of Mr. Grandin's options were exempt from the registration requirements of the Securities Act under
Section 4(2) of the Securities Act because the exercise of the options did not involve a public offering. Mr. Grandin is an accredited investor. In addition, the Company believes that the sales of the units were exempt from the registration requirements of the Securities Act because the units were not offered or sold in the United States and Mr. Grandin is not a U.S. person.

     As set forth above, the Company believes that the sale of its unregistered securities described above qualified for an exemption from the registration requirements of the Securities Act, although the Company did not qualify under the applicable "safe harbor" provision of the exemption with respect to such sale and, as a result, there can be no assurance that such sale was exempt. If the sale of the Company's securities was not made pursuant to a valid exemption, the purchaser of securities in such sale (and purchasers of securities in other sales, if any, that would be integrated with the non-exempt sales under the Commission's integration rules) may have a right to rescind his purchase. The Company believes it is unlikely that the purchaser of securities from the Company would pursue a claim to rescind his purchase because, such purchaser acquired the securities for a purchase price significantly lower than the current market price of the Company's Common Stock. Even if any such claim were pursued, the Company believes that it would prevail on the grounds that the sale was exempt from the registration requirements of the Securities Act. Consequently, the Company believes that any asserted claim for non-compliance with the registration provisions of the Securities Act would not materially affect the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) An Annual Meeting of Stockholders was held June 26, 1998.

     (b) 1. The Stockholders voted to elect the following directors to serve until the Annual Meeting of Stockholders in 1999, as provided in the Bylaws of the Company with the following votes:

Stephen Randall Jackson
     For: 8,224,201                        Withheld: 0
Jackie Jackson
     For: 6,482,500                        Withheld: 0
Johan Grandin
     For: 8,224,201                        Withheld: 0
David Peteler
     For: 1,621,700                        Withheld: 6,482,501
Lawrence Gallo
     For: 6,482,500                        Withheld: 0

     2. The Stockholders voted to authorize the Directors to grant to the officers, employees and other insiders of the Company incentive stock options, until the Annual Meeting of Stockholders in 1999, with the following votes:

           For: 8,221,501                              Against: 2,700

     3. The Stockholders voted to approve a private placement of up to 6,120,401 shares of Common Stock of the Company, representing 20% of the issued and outstanding shares of Common Stock of the Company, at a price of $0.15 per share with the following votes:

           For: 8,221,501                              Against: 2,700

     4. The Stockholders voted to approve the transfer of up to 2,550,000 escrow shares in the capital stock of the Company from Paul Fishkin to Randy Jackson with the following votes:

           For: 8,221,700                              Against: 2,501

     5. The Stockholders voted to (i) increase the number of authorized Common Stock of the Company to 40,000,000 (ii) authorize 20,000,000 shares of preferred stock and (iii) provide the Board of Directors with the authority to issue preferred shares at any time in the future upon such terms and conditions as may be determined by the Board of Directors with the following votes:

             For: 8,224,201                              Against: 0

     6. The Stockholders voted to amend Section 3.1 of the Bylaws of the Company to increase the authorized number of Directors to no less than four (4) no more than seven (7) with the following votes:

             For: 8,224,201                              Against: 0

     7. The Stockholders voted to approve the appointment of Ellis Foster as the auditor of the Company to hold office until the next Annual General Meeting and that the Directors of the Company be authorized to fix the compensation to be paid to the auditor with the following votes:

                       For:  8,224,201       Against:  0

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

(B) REPORTS ON FORM 8-K

     None

     Items 3 and 5 are not applicable and have been omitted.

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