Form 10KSB
period 1998-10-31
MODERN RECORDS INC
filed 1999-04-22
CIK 875222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from XXX to XXX

                              MODERN RECORDS, INC.
                 (Name of Small Business Issuer in its charter)

           California                                            95-3404374
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                             468 North Camden Drive
                                   Third Floor
                         Beverly Hills, California 90210
          (Address of principal executive offices, including zip code)

                                 (310) 285-5370
                (Issuer's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None
                                (Title of Class)

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

        Indicate by check mark if disclosure of the delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ( )

        The Company's revenues for the fiscal year ended October 31, 1998 were $355,246.

        The aggregate market value of the Company's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of C$1.45 on April 19, 1999, and for the purpose of this calculation only, the assumption that all of the Company's directors and executive officers are affiliates) was approximately C$18,782,939.

        The number of shares outstanding of the registrant's Common Stock, no par value, as of April 19, 1999 was 23,497,414.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the following documents are incorporated by reference into this report:

                                      None.

        This Annual Report of Modern Records, Inc. (the "Company or "Modern") for the fiscal year ended October 31, 1998 contains financial information that would have been provided in Annual Reports on Form 10-KSB for the fiscal years ended October 31, 1995, 1996 and 1997 had the Company filed such reports. As the financial statements included as part of this Annual Report indicated, the Company had limited business activities in fiscal years 1995, 1996 and 1997.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

        The Company produces, licenses, acquires, markets and distributes high quality recorded music for a variety of musical formats.

        The Company was founded in 1978 by Paul Fishkin, Stevie Nicks and Danny Goldberg for the purpose of obtaining an exclusive recording agreement with Stevie Nicks and securing recording agreements with other artists. At the time, Stevie Nicks was embarking on a solo career after having been the lead vocalist with the successful pop/rock band "Fleetwood Mac".

        From 1981 to 1994, Stevie Nicks' six releases on the Modern label sold over 12 million albums. During this period Modern product was distributed through a joint venture with Atlantic Records wherein Atlantic financed the production, manufacturing, distribution and promotion of albums. The ownership position of residual profits was divided between Modern and Atlantic. The agreement is currently in effect for sales generated from Stevie Nicks recordings.

        In 1991, Modern completed an initial public offering in Canada and listing its common shares on the Vancouver Stock Exchange (ticker symbol MZR.V). In 1995, the Company was also listed on the over-the-counter bulletin board market (ticker symbol BB.MDNR).

        In 1996, the Company released an album by the artist "Poe." Although the Poe album generated revenue for the Company, it could not offset the significant expenses associated with the project. Contemplated projects in 1995 and 1996 with artists Ugly Mustard, Marylin Martin and others proved either unsuccessful at retail or incapable of being produced efficiently. The Company did not have significant other business activities in 1995 and 1996, other than the collection of revenues from the Stevie Nicks catalog sales under the Atlantic Records agreement.

        In May of 1997, Stephen Randall ("Randy") Jackson acquired 6,822,499 shares of the Company's Common Stock from Mr. Fishkin, constituting all of the shares then owned by Mr. Fishkin. These shares represented approximately 47% of the Company's then outstanding Common Stock. Mr. R. Jackson acquired his controlling interest in the Company because he believed that Modern's catalog assets were underdeveloped and undervalued, and that cashflow from its music catalog could be used as a capitalization base for future recording projects. Mr. R. Jackson serves as the Company's Chairman of the Board, Chief Executive Officer and President. Of the shares purchased by Mr. R. Jackson from Mr. Fishkin, 2,550,000 are still registered in the name of Mr. Fishkin and are held in escrow by the Company's registrar and transfer agent, Pacific Corporate Trust Company. These shares may not be released from escrow without the consent of the Vancouver Stock Exchange, which consent is dependent on the Company's financial performance. Any escrowed shares that have not been released by March 28, 2001 will be canceled.

        In 1997, the Company produced and released Jeffrey Osborne's "Something Warm For Christmas" album. The album was distributed through an arrangement with Platinum Records, an agreement that has now expired. The Company may re-release the Osborne album through a different distribution arrangement in 1999 although no assurances can be made.

        In May 1998, Modern, in conjunction with Atlantic, released Stevie Nicks' three CD boxset - "Enchanted." Nicks' Enchanted album went gold on April 7, 1999, having sold in excess of 166,000 boxsets.

        In June 1998, R&B artist Abel Mason signed a five album contract with Modern after an introduction from Randy Jackson's brother Marlon Jackson. Mr. Mason's romantic vocal style will be showcased in his first Modern album expected to be released in the summer of 1999.

        In March 1999, the Company entered into an agreement (the "Jacksons Agreement") with Randy Jackson and his brothers Jackie, Jermaine, Tito, and Marlon ("The Jacksons") to produce The Jacksons' forthcoming album (the "Jacksons' album"). The Jacksons Agreement requires the Company to make certain advances to The Jacksons upon commencement of recording, and completion of the Jacksons' album, which advances are recoupable against The Jacksons' share of royalties. See "Certain Relationships and Related Transactions." In connection with the Jacksons Agreement, the Company consummated a $1.47 million private placement to fund production costs of The Jacksons album and required advances under the Jacksons Agreement. See "Market for the Company's Common Equity and Related Stockholder Matters--Unregistered Securities."

COMPANY STRATEGY

        Modern's strategy is to become a dynamic independent label in the recording industry. The Company's plan for growth and expansion is based on the following strategic initiatives:

        Signing Established Artists

        Modern is focused on building a dynamic artist portfolio through relationships with established artists with proven track records, such as The Jacksons. The Company plans to enter into recording and music publishing contracts with select proven artists with consistent sales histories that are no longer under contract with the major record labels. The Company believes that Randy Jackson's music industry relationships will significantly assist the Company in acquiring and marketing such artists.

        New Artist Development

        The Company also intends to develop new artists to enhance the long term value of Modern's portfolio. Management believes that it has the ability and the cultural environment necessary to foster superior performances and creativity on the part of artists involved with Modern. The Company's culture should afford each artist an opportunity to develop his or her own skills and personality while providing the artists with creative support and direction.

        Growth through acquisition

        The Company will also focus on developing a sustainable cash flow base by acquiring and integrating independently owned music catalogs, publishing companies and undercapitalized record labels. The Company believes prudent acquisitions of such high quality assets can reduce business risk while fueling growth.

        The Company believes that the acquisition and integration of independently owned music catalogs and publishing companies should enable the Company to address the primary concern for the continued stability and growth of record companies: an adequate and diversified base of assets which generate recurring earnings. These cash flowing assets, like the film libraries of the major motion picture distributors, often set apart the major record labels from the independent record companies.

        Marketing of Modern's Music

        The Company intends to strengthen Modern's brand identification with both trade and consumer audiences through consistent messaging of Modern's activities. Packaging and promotions will reinforce the dynamic nature of the Company and it's portfolio of artists. The Company intends to provide distributors with innovative, well-coordinated marketing campaigns behind each new release and to support distributors' efforts to gain greater retail presence and share for Modern.

        Multi-channel distribution

        The Company plans on leveraging its industry relationships to secure improved major label distribution for its product. Modern intends to develop the use of major distributors, as well as independent distributors who have access to many of the smaller markets and also put greater emphasis on international distribution.

RELATIONSHIP WITH ARTISTS

        Contract Terms

        The Company seeks to contract with its artists on an exclusive basis for the marketing of their recordings in return for a royalty based on the net sales of the recordings. The Company generally seeks to obtain rights on a worldwide basis. A typical contract with an artist may provide for a number of albums to be delivered, with advances against royalties being paid upon execution of the recording contract and delivery of each album, although advances are often made prior to recording. The Company generally has an option to take each album that the artist is contracted to deliver, exercisable within an agreed period of time, usually a few months following delivery of the previous album. Normally, if an option is not exercised, the artist has no obligation to deliver additional albums. Provisions in contracts with established artists vary considerably, and may, for example, require the Company to release a fixed number of albums and/or contain an option exercisable by the Company covering more than one album. The Company seeks to obtain rights to exploit product delivered by the artist for the life of the product's copyright. Under the contracts, advances are normally recoupable against royalties paid to the artist. The Company also seeks to recoup a portion of certain marketing and tour support costs, if any, against artist royalties.

        Recording

        Contracts either provide for the artists to deliver completed recordings or for the Company to undertake the recording with the artist. If the recording costs are advanced by the Company, they are added to the advances paid to the artist and recouped against royalties payable to the artist. The Company's staff is involved in selecting producers, recording studios, any additional musicians needed and songs to be recorded, as well as supervising the output of recording sessions. For experienced artists, such involvement may be minimal.

PRODUCTION AND MANUFACTURING

        The Company manufactures its finished music product through third parties and intends to continue this practice.

LICENSING

        The Company is engaged in licensing activity involving both the acquisition of rights to certain master recordings and compositions for its own projects and the granting of rights to third parties in the master recordings and compositions it owns. The Company typically obtains an ownership or co-ownership interest in all newly-recorded compositions appearing on albums released by the Company that are written by the artists performing the compositions. The rights to use all other compositions appearing on albums or audiovisual works are obtained from the publishers of those compositions under agreements that, for albums, are called mechanical licenses, which are often issued through a central agency, and for audiovisual works are called synchronization licenses. The mechanical license fee is customarily indexed to a statutory rate established under the United States Copyright Act, which currently is 7.1 cents for a performance of up to five (5) minutes and higher for performances of greater length. Although fees for synchronization licenses vary from set fees to percentages of sales price, the fee often corresponds to the statutory rate for mechanical licenses. The Company typically issues its own mechanical and synchronization licenses to third parties when compositions from its own catalog are used by others.

        Performance rights in compositions owned by the Company are enforced under agreements the Company has with the performing rights organizations, American Society of Composers, Authors and Publishers ("ASCAP"), Broadcast Music, Inc. ("BMI"), and SESAC, Inc., which licenses commercial users of music such as radio and television broadcasters, restaurants and retailers and disburses collected fees based upon the frequency and type of performances they identify.

COMPETITION

        The business success of the Company depends, among other things, on the skill and creativity of the employees of the Company and on their relationships with artists. The Company faces intense competition for discretionary consumer spending from numerous other record companies and other forms of entertainment offered by film companies, video companies and others. The Company competes directly with other record companies, including the five major international recorded music companies, as well as other record and music publishing companies for signing established and new artists and songwriters and acquiring music catalogs. The Company's competitors generally have significantly longer operating histories, greater financial resources and larger music catalogs than the Company. The Company's ability to compete successfully will be largely dependent upon its ability to obtain financing to fund its growth strategy to build upon and maintain its reputation for quality music products and to introduce music products which are accepted by consumers.

EMPLOYEES

        As of April, 1999, the Company employed four (4) full-time employees, located in the Beverly Hills, California facilities.

        None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppage and considers relations with its employees to be good.

RISK FACTORS

        This Annual Report (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report.

        Although forward-looking statements in this Annual Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. The Company undertakes no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report.

        Historical Losses; Anticipated Losses

        Historically, the Company has incurred significant operating losses, and as of October 31, 1998 had an accumulated deficit of $2,845,247. The Company expects to increase its operating expenses in order to record, produce, distribute and market albums in 1999. Such an increase in operating expense will increase the Company's accumulated deficit unless offset by revenues from sale of such albums. There can be no assurance that the Company will ever achieve or maintain profitability in the future.

        Record Business

        The Company will be required to incur substantial costs in the production, promotion and distribution of its recordings, and a majority of these costs must be paid whether or not such recordings prove successful. The ability to generate profit depends upon factors which may be beyond the control of the Company's management, including acquisition and distribution costs, the success of advertising and promotional activities (which require substantial expenditures), the efforts of domestic and foreign distributors, favorable critical reviews, the ability to obtain radio "airplay", and the buying habits of the public.

        Dependence Upon Signing Acts and Album Release

        The Company's business operations are dependent upon signing artists to the Modern label and releasing of new albums that are currently in production. In the past, albums released by Stevie Nicks were the primary source of revenue for the Company. However, Ms. Nicks is no longer under contract with the Company, and the revenues generated from the past recordings of Ms. Nicks are no longer sufficient to sustain the business operations of the Company. The Company currently has only two artists that are in the process of recording albums on the Modern label -- Abel Mason and The Jacksons. Although, Mr. Mason and The Jacksons have both executed recording contracts with the Company, there can be no assurance that their albums will be completed or that their albums will be profitable upon release. The failure to complete and release these albums could have a material adverse effect on the Company's business, financial condition and results of operation. In addition, the failure of the Company to sign additional artists with popular appeal to the Modern label could have a material adverse effect on the Company's business, financial condition, prospects and results of operation.

        Need for Additional Financing

        The Company has very limited working capital, and the Company will require additional financing to sign new artists and pursue its growth strategy. There can be no assurance that the Company will be able to successfully negotiate or obtain additional financing, or that such financing will be on terms favorable or acceptable to the Company. The Company's ability to obtain additional capital will be dependent on many conditions and factors outside the Company's control. If adequate funds are not available or are not available at acceptable terms, the Company's ability to attract new artists, procure artist development and finance production would be significantly limited. The failure to secure necessary financing could have a material adverse effect on the Company's business, prospects, financial condition, prospects and results of operations.

        Dependence Upon Distribution Agreement

        The profitability of future albums, including Mr. Mason's album and The Jacksons' album, is dependent upon the Company signing a distribution deal with a major record label distributor. As of April 20, 1999, the Company has not secured a distribution arrangement for either album. There can be no assurance that the Company will obtain satisfactory distribution arrangements by the anticipated album release dates. Without the assistance of a major record label distributor to distribute and market recordings by the Company's artists, the Company will not be able to successfully release an album.

        Reliance On Mr. Randy Jackson

        The Company's performance is substantially dependent on the continued services and the performance of its President and Chief Executive Officer, Mr.
R. Jackson. The loss of the services of Mr. R. Jackson could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

        Competition

        The record industry is highly competitive. Moreover, the Company faces strong competition from the major record companies and numerous independent record companies. The Company competes with such other companies for recording artists, airplay, and space for its releases in retail outlets. The Company may have difficulty in attracting suitable new artists because of this competition.

        Pirate Recordings; Digital Format

        Pirated copies of popular musical recordings on cassette tape or CD formats are routinely produced. In addition, a musical composition recorded in a digital format and distributed on the Internet allows the end-user to download and copy the musical composition free of charge. Although this piracy presents a significant potential problem for the music industry, the Company believes that it is not affected any more than any other Company in the industry by these problems.

        Fluctuation in Earnings

        The Company's earnings are subject to variations due to costs associated with the production, marketing and distribution of new albums, and the earnings from quarter to quarter may be materially affected by the timing of any new releases.

        Risks Associated with Product Returns

        In accordance with industry practice, the Company's music products are sold on a returnable basis. An increase in returns could adversely affect the Company's results of operations.

        Control by Management

        As of March 16, 1999, the Company's officers, directors and greater than 5% stockholders (and their affiliates) beneficially own in the aggregate approximately 58% of the issued and outstanding voting shares of the Company's capital stock. As a result, such persons, acting together, will have the ability to control all matters submitted to stockholders of the Company for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and to control the management and affairs of the Company. Accordingly, such concentration of ownership may have the effect of delaying or preventing a change in control of the Company, impede a merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could have an adverse effect on the market price of the Company's Common Stock.

        Possible Volatility of Stock Price

        The trading price of the Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's quarterly operating results, announcements of album releases, the signing of new artists to the Modern label, additions or departures of key personnel, sales of Common Stock in the open market and other events or factors, many of which are beyond the Company's control. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, may also adversely affect the market price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, prospects, results of operations and financial condition.

        Year 2000

        The Company believes that its internal software applications used primarily for administrative purposes contain source code that is able to interpret appropriately the upcoming calendar year 2000. In the event of a software failure or interruption, the Company believes that it will not incur a material expense to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update or replace hardware or software, or potential business interruptions, will not exceed the Company's present expectations.


ITEM 2. PROPERTIES

        The Company is headquartered in Beverly Hills, California. It currently leases its 1800 square foot office facility on a month to month basis. Its monthly lease payments are $4,695.00.

        The Company is currently reviewing new facility options in the Los Angeles area, which will support growing space requirements. The Company expects that the new space it acquires or leases will include a studio which will allow rehearsals and recordings to take place in the same facility which houses administrative offices.

ITEM 3. LEGAL PROCEEDINGS

        The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management, there is no legal proceeding pending or asserted against or involving the Company for which the outcome is likely to have a material adverse effect upon the consolidated financial position or result of operation of the Company.


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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        On October 31, 1998, there were 35 holders of record of the Company's Common Stock. The Company did not pay any dividends on its Common Stock in fiscal years 1997 or 1998.

        The Company's Common Stock trades on the Vancouver Stock Exchange ("VSE") under the symbol "MZR.V". The following table sets forth the high and low closing prices of the Company's Common Stock for the periods reflected below, as reported by VSE. Such quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions. The amounts set forth below are listed in Canadian dollars.

                                                  Price Range of
                                                   Common Stock
                                                 -----------------
                                                 High        Low
                                                 -----       -----
Fiscal Year Ended October 31, 1997:              C$.42       C$.07
    First Quarter                                 .14         .09
    Second Quarter                                .17         .07
    Third Quarter                                 .27         .10
    Fourth Quarter                                .42         .12
Fiscal Year Ended October 31, 1998:              C$1.50      C$.15
    First Quarter                                 .50         .16
    Second Quarter                                .65         .15
    Third Quarter                                 .95         .50
    Fourth Quarter                                1.50        .50

UNREGISTERED SECURITIES

        During the twelve month period ended October 31, 1998, the Company sold the following unregistered securities:


                                         COMMON
         DATE                             STOCK              WARRANTS
------------------------------       -------------            ---------
February 3, 1998*                       320,000(1)           320,000(1)

March 16, 1998*                                               95,050(2)

March 16, 1998*                       6,120,401(3)

April 2, 1998*                           85,000(4)            85,000(4)

April 2, 1998                           175,000(5)

April 16, 1998*                         400,000(6)           400,000(6)
June 11, 1998 and July 9, 1998          425,000(7)

August 6, 1998                           47,525(8)

August 26, 1998,                        729,000(9)
September 22, 1998 and
October 9, 1998

September 25, 1998*                     338,000(10)          338,000(10)
                                      ---------            ---------
TOTAL                                 8,639,926            1,238,050
                                      =========            =========

  * Indicates the date that the Company announced the pending sale, which remained, as of such date, subject to final approval of applicable Canadian regulatory authorities. Such approval was subsequently obtained from the appropriate Canadian regulatory authority, and each such sale has been consummated.

 (1) Pursuant to a private placement under British Columbia securities laws, 320,000 units were issued at C$0.25 per unit for total proceeds of C$80,000 (each unit is comprised of 1 share of Common Stock and 1 non-transferable share purchase warrant exercisable at C$0.50 per share during the first year after purchase and C$0.60 during the second year after purchase). 260,000 of the units were sold to three Canadian investors and 60,000 of the units were sold to Johan Grandin, a Swedish citizen and director of the Company. The Company believes that the sales of the units were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act because the transaction did not involve a public offering--there were less than 10 offerees of the units, each offeree was an accredited investor and each purchaser was required to hold the units for a period of one year following the execution of the subscription agreement relating to the sale. In addition, the Company believes that the sales of the units were exempt from the registration requirements of the Securities Act because the units were not offered or sold in the United States and none of the purchasers was a U.S. person.

 (2) Non-transferable share purchase warrants exercisable at C$0.15 per share during the first year after issuance and C$.17 during the second year after issuance (the "Loan Warrants") were issued to Mr. R. Jackson, the Chairman, Chief Executive Officer and President of the Company, and to Mr. Packer, a director of the Company, in connection with the loans of US$25,000 (C$35,643) extended by such individuals to the Company. The Company believes that the issuance of the Loan Warrants were exempt from the registration requirements of the Securities Act under Section 4(2) of The Securities Act because they did not involve a public offering.

 (3) Pursuant to a private placement under British Columbia securities laws, 6,120,401 shares of Common Stock were issued at C$0.15 per share, for total proceeds of C$918,060. 786,055 of the shares were sold to three Canadian investors, 551,055 of the shares were sold to Mr. Grandin and 4,783,371 of the shares were sold to Randy Jackson, the Chairman, Chief Executive Officer and President of the Company. Although the majority of the shares were issued on June 12, 1998, 1,793,171 of the shares sold to Mr. R. Jackson were not issued until October 26, 1998, following the date that stockholders approved an increase in the number of authorized shares of the Company. The Company believes that the sales of the shares were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act because the transaction did not involve a public offering--there were less than 10 offerees of the shares and each offeree (other than a Canadian investor who purchased 35,000 of the shares for an aggregate purchase price of $5,250) was an accredited investor and each purchaser was required to hold the units for a period of one year following the execution of the subscription agreement relating to the sale. In addition, the Company believes that the sales of the shares to the Canadian investors and Mr. Grandin were exempt from the registration requirements of the Securities because those shares were not offered or sold in the United States and neither Mr. Grandin nor any of the Canadian investors is a U.S. person.

 (4) Pursuant to a private placement under British Columbia securities laws, 85,000 units were issued at C$0.30 per Unit, for total proceeds of C$25,500 (each unit is comprised of 1 share of Common Stock and 1 non-transferable share purchase warrant exercisable at C$0.40 per share during the first year after purchase and C$0.60 during the second year after purchase). The units were sold to a Canadian investor and to Mr. Grandin. The Company believes that the sales of the units were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act because the transaction did not involve a public offering--there were only two offerees of the units, each offeree was an accredited investor and each purchaser was required to hold the units for a period of one year following the execution of the subscription agreement relating to the sale. In addition, the Company believes that the sales of the units were exempt from the registration requirements of the Securities Act because the units were not offered or sold in the United States and neither purchaser was a U.S. person.

 (5) Issued to Mr. Grandin pursuant to the exercise of options with an exercise price of C$0.15 per share, for total proceeds of C$26,250. The Company believes that the issuance of the shares upon exercise of Mr. Grandin's options were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act because the exercise of the options did not involve a public offering. Mr. Grandin is an accredited investor. In addition, the Company believes that the sales of the units were exempt from the registration requirements of the Securities Act because the units were not offered or sold in the United States and Mr. Grandin is not a U.S. person.

 (6) Pursuant to a private placement under British Columbia securities laws, 400,000 units were issued at C$0.40 per Unit, for total proceeds of C$160,000 (each unit is comprised of 1 share of Common Stock and 1 non-transferable share purchase warrant exercisable at C$0.55 per share during the first year after purchase and $0.75 during the second year after purchase). The units were sold to two Canadian investors. The Company believes that the sales of the units were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act because the transaction did not involve a public offering--there were only two offerees of the units, each offeree was an accredited investor and each purchaser was required to hold the units for a period of one year following the execution of the subscription agreement relating to the sale. In addition, the Company believes that the sales of the units were exempt from the registration requirements of the Securities Act because the units were not offered or sold in the United States and neither purchaser was a U.S. person.

 (7) Issued to Mr. Grandin pursuant to the exercise of stock options with an exercise price of C$0.15 per share, for total proceeds of C$63,750. The Company believes that the issuance of the shares upon exercise of Mr. Grandin's options were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act because the exercise of the options did not involve a public offering. Mr. Grandin is an accredited investor. In addition, the Company believes that the sales of the units were exempt from the registration requirements of the Securities Act because the units were not offered or sold in the United States and Mr. Grandin is not a U.S. person.

 (8) Issued to Mr. Packer pursuant to the exercise of Loan Warrants, for total proceeds of C$7,128.75. The Company believes that the issuance of the shares upon exercise of Mr. Packer's Loan Warrants were exempt from the registration requirements of the Securities Act under
        Section 4(2) of the Securities Act because the exercise of the Loan Warrants did not involve a public offering. Mr. Packer is an accredited investor.

 (9) Mr. R. Jackson exercised stock options at C$0.15 per share, for total proceeds of C$109,350. The Company believes that the issuance of the shares upon exercise of Mr. R. Jackson's options were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act because the exercise of the options did not involve a public offering. Mr. Jackson is an accredited investor.

(10) Pursuant to a private placement under British Columbia Securities law, 338,000 units were issued at C$0.83 per unit, for total proceeds of C$280,540 (each unit is comprised 1 share of Common Stock and 1 non-transferable share purchase warrant exercisable at C$1.25 per share during the first year after purchase and C$1.50 during the second year after purchase). The units were sold to Mr. R. Jackson and Mr. Grandin. The Company believes that the sales of the units were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act because the transaction did not involve a public offering--there were only two offerees of the units, each of Mr. R. Jackson and Mr. Grandin is an accredited investor and each purchaser was required to hold the units for a period of one year following the execution of the subscription agreement relating to the sale.


        In addition, on February 23, 1999, Mr. R. Jackson exercised options to acquire 199,718 shares at C$.78 per share, for total proceeds of C$155,780. The Company believes that the issuance of the shares upon exercise of Mr. R. Jackson's options were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act because the exercise of the options did not involve a public offering. Mr. Jackson is an accredited investor.

        Also, in March 1999, the Company consummated a private placement of 969,100 special warrants (each special warrant entitles the holder to acquire at no additional cost one share of Common Stock and one non-transferable share purchase warrant to purchase one share of common stock at an exercise price of C$2.25), for net proceeds to the Company of C$1,473,032 (the "March 1999 Private Placement"). The Company issued an aggregate of 44,350 special warrants to SAS Corporate Ltd., International Consultancy Partnership, Yorkton Securities and Jordac Investment Ltd. as a finder's fee. The placement was conditioned on the execution of the Jacksons Agreement and governmental approval, each of which conditions have been satisfied, and the proceeds from the placement will be applied to finance production of the Jacksons Agreement. Affiliates of Mr. Grandin and Mr. Packer purchased 23,000 special warrants and 90,000 special warrants, respectively, in the March 1999 Private Placement. The Company believes that the special warrants were exempt from the registration requirements of the Securities Act because the transaction did not involve a public offering and fell within the safe harbor afforded by Regulation D under the Securities Act. There were less than 10 offerees of the units and each offeree was an accredited investor.

        As set forth above, the Company believes that each of the sales of its unregistered securities described above qualified for exemptions from the registration requirements of the Securities Act, although the Company did not qualify under the applicable "safe harbor" provisions of the relevant exemption with respect to certain of such sales and, as a result, there can be no assurance that each such sale was exempt. If one or more of the sales of the Company's securities were not made pursuant to a valid exemption, the purchasers of securities in such sales (and purchasers of securities in other sales, if any, that would be integrated with the non-exempt sales under the Commission's integration rules) may have a right to rescind their purchases. The Company believes it is unlikely that purchasers of securities from the Company would pursue a claim to rescind their purchases because, except in the case of the March 1999 Private Placement (which the Company believes qualified for the safe harbor provisions afforded by Regulation D promulgated under the Securities
Act), such purchasers acquired the securities for a purchase price significantly lower than the current market price of the Company's common stock. Even if any such claim were pursued, the Company believes that it would prevail on the grounds that the sale was exempt from the registration requirements of the Securities Act. Consequently, the Company believes that any asserted claim for non-compliance with the registration provisions of the Securities Act would not materially affect the Company's financial position or results of operations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        The Company's principal business activities are the production, acquisition, licensing and distribution of audio recordings.

        In May of 1997, Mr. R. Jackson acquired a controlling interest in the Company with the intent of repositioning the Company as a forward thinking, dynamic independent label in the recording industry. During the remainder of 1997 and throughout 1998, the Company focused on establishing a more solid financial base while developing strategic initiatives capable of realizing the Company's objectives. Until recently, the Company had been undercapitalized and incapable of initiating new artist development, one of the principal drivers of future profitability.

        The primary source of revenue to the Company has been the production and release of recorded music. The Company has been closely associated with the work of recording artist Stevie Nicks, who was one of the Company's founders. Although Ms. Nicks is no longer under contract with the Company, her works continue to provide the dominant source of revenue.

        Late in 1997, the Company released a Christmas album by Jeffrey Osborne. Results to date from the Osborne album have been disappointing and attributable to a lack of marketing and promotions support on the part of the Company. Management hopes to reposition this album for rerelease in 1999.

        Additional revenues have come through a number of less successful recording artists and agreements. There can be no assurance that this source of revenues can be maintained.

        From time to time, the Company has licensed its music catalog for use by others. Management believes that the Company's licensing potential with respect to its existing catalog has been underutilized and that such licensing is a source of future revenue opportunity.

        Additional capital investment in the Company throughout 1998 and 1999 has allowed the Company to enter into two significant artist contracts. The first was signed with newcomer singing artist Abel Mason who has agreed to release up to five albums on the Modern label, the first of which is expected to be released in the summer of 1999. Mr. Mason was discovered by Mr. R. Jackson's brother Marlon and brings a new musical perspective to the Company.

        Negotiations were ongoing throughout the later part of 1998 and early 1999 with The Jacksons. In March 1999, The Jacksons signed with the Company to create up to two new albums. The first album is expected to be released in the fall of 1999. While there can be no assurance that the reunion of one of the most successful musical groups will generate significant revenue, management is optimistic about launching this project.

        A significant recurring funding requirement of the Company is for artist and repertoire ("A&R") expenses, which includes recording costs and advances to artists. The Company makes substantial payments each quarter for recording costs and advances in order to maintain and enhance it's artist roster. These costs are expected to be recouped from the artists' royalties, to the extent possible, from future album sales. Such advances are capitalized as an asset when the current popularity and past performance of the artist provides a sound basis for estimating the probable future recoupment of such advances from royalties otherwise payable to the artist.

        During the fiscal year ended October 31, 1998, the Company realized a loss from operations of $552,367. At year end, the Company had a stockholder's deficiency of $345,877. The future operations of the Company are dependent upon the continued support of the stockholders and management's ability to achieve profitable operations.

RESULTS OF OPERATIONS

        The following table sets forth certain items that are included in the Company's statements of operations for the periods reflected below. Operating results for any period are not necessarily indicative of results for any future periods.

                         TWELVE MONTHS ENDED OCTOBER 31
                                (IN U.S. DOLLARS)

                                1998           1997           1996           1995
                              ---------      ---------      ---------      ---------
REVENUE
Modern/Atlantic agreement     $ 297,715      $ 197,819      $  23,517
Modern/Platinum agreement        57,531             --
Other recording revenue              --          2,000         35,073
Expense reimbursement               931
Other                                --          8,377        125,000
                              ---------      ---------      ---------
TOTAL REVENUE                   355,246        208,196        184,521        196,299

COST OF REVENUE                  96,749         39,038         72,222        212,099
                              ---------      ---------      ---------       --------

GROSS PROFIT                    258,497        169,158        112,299        (15,800)
                              ---------      ---------      ---------       --------

EXPENSES
Accounting and legal            109,800         75,999         53,888         46,114
Automobile                        6,327          2,331         11,174          9,814
Consulting fees                  90,676         14,224         14,147         16,605
Depreciation                                       142            748          1,948
Foreign exchange loss               892          6,808             --              0
Insurance                         9,943          6,397          1,907          6,408
Interest                          4,596          2,062          3,040          5,486
Investor relations                              54,789          5,408         19,875
Office and miscellaneous         94,345         15,064          8,824         19,215
Rent                             49,704         20,471         32,497         14,875

Salaries and employee
benefits                        270,073        132,456        185,141        247,782
Security registration and
filing costs                     10,484            696          7,943          4,872
Telephone                        29,466         28,450         21,310         20,872
Travel and entertainment        134,588         26,615          5,843         18,452
                              ---------      ---------      ---------       --------
                                810,864        386,504        351,870        432,318
NET LOSS                      $(552,367)     $(217,346)     $(239,571)      (448,118)
                              =========      =========      =========       ========


TWELVE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO TWELVE MONTHS ENDED OCTOBER 31, 1997

        Gross revenues increased $147,050 or 70.6% to $355,246 for the twelve months ended October 31, 1998 compared to the same period in 1997. This increase reflects the revenue sharing from the Atlantic agreement with Stevie Nicks and the successful selling of her three CD box set "Enchanted," which was released in May and to date has sold more than 112,000 copies. A steady revenue stream through 1999 on this release is anticipated. Sales results of the Jeffrey Osborne Christmas album were disappointing as a result of delayed marketing and promotional efforts. Management intends to re-release this seasonal Holiday album with significant marketing support in 1999 and expects to generate good results.

        Cost of revenues increased $57,711 or 148% to $96,749 for the year ended October 31, 1998 compared to the same period in 1997. This increase is due largely to the signing and funding of work being done by a new artist signed to the Modern label, Abel Mason. His album, the first of a proposed five, is expected to be released in the summer of 1999. Gross profit improved $89,339 or 53% to $258,497 for the year ended October 31, 1998 reflecting the flow through of profit from the Atlantic agreement with Stevie Nicks.

        Selling, marketing, general administrative expenses increased $424,360 or 110% to $810,864 for the year ended October 31, 1998 representing a commitment by Modern to develop a strategic business plan, attract appropriate equity and debt financing and establish an organizational infrastructure.

        The net loss from continuing operations for the year ended October 31, 1998 totaled $552,367 compared to $217,346 for the prior year.

        Balance Sheet improvements were registered during the year with total assets increasing to $343,343 from the prior year's $240,895, due largely to the receivables generated by the success of Stevie Nick's "Enchanted" release agreement with Atlantic. It is expected that a steady flow of income will continue from this recording agreement through 1999.

        Current Liabilities were reduced from $1,182,433 at year-end 1997 to $662,650 in 1998 based on repayment of loans and other obligations to third parties.

        Negative cash flow from operations increased to $670,430 in 1998 from $269,145 in 1997 due to lack of sales activity. At the same time, cash flow from financing activities increased from $510,040 to $656,669 in 1998 as a result of issuing 8,639,696 shares of common stock. Total stockholders' deficiency in 1998 was reduced from $941,538 to $345,877.

TWELVE MONTHS ENDED OCTOBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED OCTOBER 31, 1996

        Gross revenues increased from $184,521 in 1996 to $208,196 in 1997 with the majority of the results being reflective of the Atlantic agreement involving Stevie Nicks. Modern released a Christmas album by Jeffrey Osborne at the end of the fourth quarter and due to late release, sales results were less than expected.

        Cost of Revenues dropped to $39,038 in 1997 from the prior year's $72,222 reflecting a reduction in new product investment.

        Gross Profit improved to $169,158 in 1997 from $112,999 in 1996 because of the Atlantic agreement with Stevie Nicks, and an absence of funds being spent on new product development. Selling, marketing and general administrative expenses increased to $386,504 from $351,870 in 1996 due to greater expenses attributable to the Jeffrey Osborne project. Additionally, there were expenses involved in the Company's financial restructuring activity during the year that resulted in Randy Jackson acquiring a controlling interest in Modern.

        The net loss from continuing operations for the year ended 1997 were reduced to $217,346 from $239,571 in 1996.

TWELVE MONTHS ENDED OCTOBER 31, 1996 COMPARED TO TWELVE MONTHS ENDED OCTOBER 31, 1995

        Gross Revenues decreased in 1996 to $184,521 compared to the 1995 results of $196,299 as a result of no new product being released and slowing of sales activity on prior year's releases.

        Cost of Revenues dropped to $72,222 from $212,099 as a result of inactivity in creating and releasing new albums.

        Gross profit improved to $112,299 in 1996 from a loss in 1995 of $15,800 largely as a result of new release inactivity while still collecting revenue from prior years' album release results.

        Selling, marketing and general administrative expenses were reduced substantially from $432,318 in 1995 to $351,870 in 1996 again reflecting lack of funds expended on new product development.

The net loss from continuing operations improved from ($448,118) in 1995 to ($239,571) in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's current revenue stream is derived in large part from sales of Stevie Nicks' albums. In fiscal 1998, the Company realized $241,462 Gross Profit from sales of Stevie Nicks' albums. The Company's current management, headed by Mr. R. Jackson who acquired a 47% equity interest in the Company in 1997, intends to pursue a growth strategy that is centered on signing additional artists to the Modern label, advancing funds for production of new albums, marketing albums released on the Modern label and retaining a team of talented executive officers with experience in the entertainment industry. Revenues from the Company's existing product are insufficient to fund this strategy since the strategy will require significant expenditures before additional revenues are generated.

        In the last two fiscal years, the Company has financed its growth strategy primarily from sales of the Company's Common Stock to a limited number of investors, including officers and directors of the Company. In fiscal 1998, the Company raised approximately C$1.7 million from placements of its Common Stock to a limited number of investors and from the exercise of stock options by officers and directors of the Company. More recently, in March 1999, the Company completed a private placement of special warrants in which it received net proceeds of C$1.47 million. The proceeds from this placement will be applied to fund production of The Jacksons forthcoming album.

        The Company is currently engaged in discussions with potential lenders with respect to the possibility of obtaining long term debt financing in the future. The Company is also exploring alternative sources of financing.

        The Company's implementation of its growth strategy is dependent on the Company's ability to obtain additional debt, equity and other financing, particularly during the period before the Company releases (and begins to derive revenues from) albums with its existing artists such as The Jacksons and Abel Mason. There can be no assurance that such financing will be available to the Company on favorable terms, if at all.

YEAR 2000 READINESS

        This discussion for "Year 2000" (or "Y2K") relates to the possible inability of computers, hardware or software to perform properly because they are unable to interpret date information correctly after December 31, 1999, and includes all of the associated consequences of such failures on the Company's operations. If not corrected, such situations could result in a computer-system failure.

        The Year 2000 Program

        The Company's plan to address the Year 2000 problem involves the following phases: assessment and remediation. The "assessment" phase requires that an evaluation be made of such affected system to determine what actions need to occur to make the Company's computers Y2K compliant. The "remediation" phase involves the actual repair or replacement of those hardware and software components critical to its business.

        Third Party Compliance

        The Company is not aware of any existing third party Year 2000 issues that would have a material adverse effect on the Company's business. The Company intends to make inquiries of third party vendors, distributors and suppliers with which it enters into material relationships regarding such third party's Year 2000 compliance. If third parties with which the Company enters into material relationships fail to achieve Year 2000 compliance, it could result in a material adverse effect on the Company's results of operations and financial condition.

        Cost of the Year 2000 Program

        The Company has not incurred any significant costs in association with its compliance program. The Company believes software and hardware components currently owned by the Company contain sufficient upgrade capability to operate after December 31, 1999.

        Risks

        In the worst case scenario, if all of the Company's hardware failed because of a Year 2000 problem, the Company believes there would not be a material interruption or failure in its business activities because such hardware could be replaced at relatively low cost.

        The Company's Contingency Plans

        The Company does not have and does not plan to devise a contingency plan for a Year 2000 problem. The Company believes its operations will not be materially adversely affected upon the occurrence of a hardware or software failure. In the event of a computer failure, the Company plans to purchase the new software or hardware needed in order to repair or replace the affected hardware or software.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information called for by this Item is included on Pages F-1 through F-11 of this Report on Form 10-KSB. In addition, the Company has included its audited financial statements for fiscal years 1997, 1996 and 1995 on pages F-12 through F-33.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On December 3, 1998, Ellis Foster resigned as the Company's independent public accountant. The Company requested Ellis Foster's resignation because the Company desired to retain an U.S.-based accounting firm to audit its financial statements in accordance with U.S. generally accepted accounting principles on a going forward basis. On December 3, 1998, the Company retained Hollander, Lumer & Co. LLP as its independent public accountant, which action was ratified by the Company's Board of Directors as of December 3, 1998.

        The audit reports of Ellis Foster on the Company's financial statements as of and for the fiscal years ended October 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During fiscal years 1997 and 1996 and the subsequent interim periods through December 3, 1998, there were no disagreements with financial statements disclosure, or auditing scope or procedure, which, if satisfied to Ellis Foster's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during fiscal years 1997 and 1996 and the subsequent interim periods through December 3, 1998.

        A copy of the disclosures made herein have been provided to Ellis Foster. The response of Ellis Foster, indicating agreement with such disclosures, is attached as an Exhibit to this Annual Report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS DIRECTORS.

        The following persons served as directors of the Company during the twelve (12) months ended October 31, 1998 and will continue to serve as directors until their terms of office expire (as indicated below) or until their successors are elected and qualified.

                                                                 SERVED AS
          NAME              POSITION WITH COMPANY     AGE      DIRECTOR SINCE    TERM EXPIRES
          ----              ---------------------     ---      --------------    ------------
Stephen Randall Jackson    Chairman of the Board,      37           1997             1999
                           Chief Executive Office
                           and President

Stig Hans                  Director and Secretary      37           1996             1999
Johan Grandin

Kendrik E. Packer          Director                    36           1998             1999

Sigmund Jackie  Jackson    Director                    47           1998             1999

Lawrence W. Gallo          Director                    34           1998             1999


        Stephen Randall ("Randy") Jackson - Chairman, CEO and President. Randy Jackson has over 30 years of performing, writing and producing experience in the record industry. Randy Jackson currently serves as President of Rand Jack Music and as President of JCM. In May 1997, Randy Jackson purchased controlling interest in the Company. Randy Jackson is the brother of Jackie Jackson, a director of the Company.

        Sigmund ("Jackie") Jackson - Director. Jackie Jackson is currently the President of Siggy Music, a music publishing company, and Brandy Productions, an independent music recording company which develops new music recording artists. His TV production credits include: Executive Producer of "The Jackson Story: The American Dream"; and Producer of "Tomorrow's Stars Today". Jackie Jackson began his career recording and touring under the Motown Label with the "Jackson 5." Jackie Jackson is the brother of Randy Jackson, the Chairman, Chief Executive Officer and President of the Company.

        Stig Hans Johan ("Johan") Grandin - Director and Secretary. Mr. Grandin currently is a Financial Advisor to international companies with Martyn Element & Associates out of Canada. Mr. Grandin has worked closely with Modern Records management for over five years. He is a graduate of Uppsala University Sweden with a MSc. Degree.

        Kendrik E. Packer - Director. Mr. Packer has served as the Managing Partner of Financial Advisory Partners since 1997. Prior to joining Financial Advisory Partners, he acted as Senior Vice President of Corporate Finance for Kemper Securities. Mr. Packer was appointed to the Board of Directors of the Company in November 1998.

        Lawrence W. Gallo - Director. Mr. Gallo is the Founder of Launch Management, a company that provides financial, creative and business management services to sports figures and entertainers. Previously, he worked for 12 years with Lehman Brothers, Inc. where he spent 9 years as Senior Vice President of Institutional Investment Services in New York and 3 years as Director for Equity Finance in London, England. More recently, Mr. Gallo also served as Senior Vice President of Hoening, Inc., a New York based brokerage firm.

        In addition, David Peteler served on the Company's Board of Directors until June 26, 1998. He was not reelected to the Board of Directors of the Company's 1998 annual meeting.

DIRECTOR COMPENSATION

        The Company's non-employee Directors do not receive any cash compensation for their services; however, the Company reimburses such Directors for travel expenses incurred in connection with their activities on behalf of the Company. Messrs. Jackson, Jackson, Grandin, Packer, and Gallo have been granted stock options in their capacities as directors of the Company. In July 1998, stock options were granted to (i) Mr.
R. Jackson with the right to purchase up to 265,000 shares of Common Stock, (ii) Mr. J. Jackson with the right to purchase up to 200,000 shares of Common Stock and (iii) Mr. Gallo with the right to purchase up to 400,000 shares of Common Stock. The stock options granted to Messrs. R. Jackson, J. Jackson and Gallo are exercisable in whole or in part at any time for a period of five (5) years, commencing on July 10, 1998 at C$0.78 per share. In December, 1998, the Company granted stock options to (i) Mr. Grandin for the right to purchase 125,000 shares and (ii) Mr. Packer for the right to purchase 125,000 shares, in each case at an exercise price of C$2.30.

        EXECUTIVE COMPENSATION

        The following table provides information concerning the annual and long-term compensation for services rendered to the Company during the twelve months ended October 31, 1998 to its Chief Executive Officer. The Company did not pay compensation to any other executive officer and did not pay compensation in excess of $50,000 to any other employee during the twelve months ended October 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                  Annual Compensation                 Long-Term Compensation
                            --------------------------------- ----------------------------------------
                                                                    Awards             Payouts
                                                              --------------------     -------
                                                                            Under-                  All
                                                       Other                Lying                  Other
                                                       Annual Restricted   Options/     LTIP       Compen-
 Name and Principal             Salary        Bonus   Compen-    Stock       SARs      Payouts     sation
      Position        Year        ($)          ($)     sation   Award(s)   Securities    ($)        ($)
 ------------------   ----     --------       -----   -------  ----------  ----------  --------   --------
Randy Jackson         1998     $200,000(1)(2)   --         (1)      --      265,000
President and CEO     1997     $100,000(2)      --       --         --      729,000


(1) The Company also pays certain of Mr. Jackson's automobile maintenance expenses (approximately $1,500 per year).

(2)     $200,000 accrued in 1998, $16,667 of which was paid in 1998. $100,000 accrued in 1997 which was not paid in 1997 or 1998.

OPTION GRANTS IN LAST FISCAL YEAR

        The following table provides information on grants of stock options during the twelve months ended October 31, 1998 to the Named Executive Officers. No stock appreciation rights were granted to the Named Executive Officers during the twelve months ended October 31, 1998.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                            Individual Grants
                               Percent Of
                                  Total
                 Number Of       Options/
                 Securities   SARs Granted
                 Underlying   To Employees      Exercise
                Option/SARs     In Fiscal       Of Base   Expiration
     Name       Granted(#)       Year            Price        Date
     ----       ----------- -----------------   --------  --------------
Randy Jackson     265,000         100%           C$.78     July 10, 2003

EXERCISE OF OPTIONS AND OPTION VALUES

        The following table sets forth for the Named Executive Officers information concerning the exercise of stock options during the 12 month period ending October 31, 1998 and the value of unexercised stock options at October 31, 1998.

                                                                    Value of
                                                 Number Of         Unexercised
                                                 Securities       In-the-Money
                                                 Underlying       Options/SARs
                                                Unexercised        At Fiscals
                  Shares                        Options/SARs      Year-End(1)
                Acquired On      Value       At Fiscal Year-End       (all
    Name       Exercise (#)     Realized     (all exerciseable)   exerciseable)
    ----       ------------     --------     ------------------   -------------
Randy Jackson     729,000      C$773,800          265,000           C$164,300


(1) The value per option is calculated by subtracting the exercise price from the closing price of the Common Stock on the Vancouver Exchange on October 31, 1998 of C$1.40 per share.

EMPLOYMENT AGREEMENTS

        On May 15, 1997, the Company and Randy Jackson, the Company's President and Chief Operating Officer, entered into an employment agreement (the "Jackson Employment Agreement"). The Jackson Employment Agreement provides for an annual salary to Mr. R. Jackson of $200,000. Mr. Jackson's salary was increased to $250,000 per year effective November 1, 1998.

COMPENSATION POLICY

        The Company does not presently have a compensation committee of the Board of Directors. The Board of Directors is charged with implementing the compensation policy of the Company. The Company seeks to pay its executive officers base compensation that is comparable to salaries paid to similarly situated executives in the recording industry. Bonus and stock option benefits are contingent upon the performance of the Company, as well as the individual contributions of the Company's executives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

        Randy Jackson, the Chairman, Chief Executive Officer and President of the Company participated in deliberations of the Company's Board of Directors concerning executive officer compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 1, 1999, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Company director, (iii) each of the Named Executive Officers and (iv) all Company executive officers and directors as a group.


                                                                              Percent of Common
Name of Beneficial Owner                            Shares of Common Stock    Stock
------------------------                           ----------------------     -----------------
5% BENEFICIAL HOLDERS:
Stevie Nicks                                              1,237,000(1)               5.0%
DIRECTORS AND NAMED EXECUTIVE OFFICERS :
Stephen Randall Jackson                                  11,984,015(2)              50.2%
Jackie Jackson                                              200,000(3)               0.8%
Johan Grandin                                             1,353,505(4)               5.7%
Kendrik E. Packer                                           491,750(5)               2.1%
Lawrence W. Gallo                                           400,000(6)               1.7%
All Executive Officers & Directors as a Group            14,429,270                 58.0%


(1) Includes 450,000 shares held in escrow with The Company's register and transfer agent. These shares may not be released from escrow without the consent of the Vancouver Stock Exchange, which consent is dependent on the Company's financial performance. Any escrowed shares that have not been released by March 28, 2001 will be canceled.

(2) Includes 3,777,499 shares owned by Modern Entertainment, which is owned by Mr. R. Jackson. Also includes (i) warrants to purchase 47,525 shares at an exercise price of C$.15 per share during the first year after purchase and C$.17 per share during the second year after purchase, (ii) warrants to purchase 251,000 shares at an exercise price of C$1.25 during the first year after purchase and C$1.50 during the second year after purchase and (iii) options to purchase 65,282 shares at C$.78 per share. Also includes 2,550,000 shares held in escrow with The Company's register and transfer agent (which shares are currently registered in the name of Paul Fishkin but will be transferred to Mr. Jackson upon receipt of requisite governmental approval). These shares may not be released from escrow without the consent of the Vancouver Stock Exchange, which consent is dependent on the Company's financial performance. Any escrowed shares that have not been released by March 28, 2001 will be canceled.

(3) Includes options to purchase 200,000 shares at an exercise price of C$.78 per share

(4)     Includes warrants to purchase (i) 60,000 shares at an exercise of C$.60,
        (ii) 87,000 shares at an exercise price of C$1.25, (iii) 42,500 shares at an exercise price of $.40, (iv) 125,000 shares at an exercise price of C$2.30. Also includes special warrants convertible, at no additional cost, into 23,000 shares and warrants to purchase 23,000 shares at an exercise price of C$2.25 per share.

(5) Includes options to purchase 125,000 shares at an exercise price of $2.30 per share also includes special warrants convertible, at no additional cost, into 90,000 shares and warrants to purchase 90,000 shares at an exercise price of C$2.25 per share.

(6)     Includes options to purchase 400,000 shares at C$.78 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On March 16, 1998, the Company borrowed $12,500 and $12,500 from Messrs.
R. Jackson and Packer in exchange for notes payable due March 16, 2000. The notes bear interest at 10% per annum. In consideration for the loans, the Company also issued to each Messrs. R. Jackson and Packer 47,525 non-transferable warrants (each to purchase one share of Common Stock) exercisable at $0.15 per share. Mr. Packer is a director and a stockholder of the Company and Randy Jackson is an officer and director of the Company and the controlling stockholder of the Company.

        During 1998 and 1997, the Company paid $21,018 and $11,504, respectively in legal fees to David Peteler a former director of the Company.

        In June 1998, R&B artist Abel Mason entered into a recording agreement with the Company after an introduction from Randy Jackson's brother Marlon Jackson. The Company paid Marlon Jackson a finders' fee equal to $11,250. Marlon Jackson is the brother of Jackie Jackson, a director of the Company, and Randy Jackson, an officer and director of the Company and the controlling stockholder of the Company.

        In June 1998, the Company consummated a private placement of its common stock for total proceeds of C$918,060. All but C$35,000 of these proceeds were applied to repay indebtedness that the Company had incurred in the prior 12 months to Mr. R. Jackson, Mr. Grandin and Martyn Element, a business associate of Mr. Grandin.

        During fiscal year 1998, the Company sold shares of its common stock to certain officers and directors of the Company. See "Market for the Company's Common Equity and Related Stockholder Matters--Unregistered Stock."

        In March 1999, the Company entered into the Jacksons Agreement with Randy Jackson and his brothers Jackie, Jermaine, Tito, and Marlon Jackson to produce The Jacksons' forthcoming album. The Jacksons Agreement requires the Company to advance $1.0 million to The Jacksons upon commencement of recording of the album and $1.0 million upon completion of recording. The advances are recoupable against The Jacksons' share of royalties under the Jacksons Agreement. The Jacksons Agreement is included as an exhibit to this Annual Report. Jackie Jackson is a director of the Company and Randy Jackson is an officer and director of the Company and the controlling stockholder of the Company.

        Johan Grandin, a director of the Company, is the owner of Grandin Financial Consulting Ltd. Through a joint venture arrangement with Martyn Element & Associates, Grandin Financial is entitled to 50% of fees payable to Element under a consulting agreement between the Company and Element. The Company pays $3,500 per month under the consulting agreement.

        In the 1980s, the Company released several Stevie Nicks albums on the Modern label, and, in 1998, the Company released Stevie Nicks' three CD boxset "Enchanted" on the Modern label. Ms. Nicks owns more than 5% of the outstanding Common Stock of the Company.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        1. All financial statement schedules are omitted because such schedules are not required or the information required has been presented in financial statements included in this filing.

        2. The following exhibits are filed with this Report or incorporated by reference.

     Exhibit
     Number
     ------
         3.1    Articles of Incorporation of the Company, as amended.*

         3.2    By-laws of the Company, as amended.*

         3.3    Certificate of Amendment of Articles of Incorporation.

         3.4    Amended and Restated Bylaws of the Company.

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

        10.12   Pooling Agreement dated July 5, 1990 among Howard Rosen, Pacific
                Corporate Services Limited and the Company.*

        10.13   Pooling Agreement dated November 2, 1990 among Douglas Bleeck,
                Pacific Corporate Services Limited and the Company.*

        10.14   Management Agreement dated June 26, 1989 between the Company and
                J. Proust and Associates, Inc.*

        10.15   Escrow Agreement dated June 26, 1990 among the Company, Paul E.
                Fishkin, Stephanie Nicks and Pacific Corporate Services
                Limited.*

        10.16 Option to purchase 265,000 shares of Common Stock of the Company issued to Randy Jackson, dated July 10, 1998.

        10.17 Option to purchase 200,000 shares of Common Stock of the Company issued to Jackie Jackson, dated July 10, 1998.

        10.18 Option to purchase 400,000 shares of Common Stock of the Company issued to Lawrence W. Gallo, dated July 10, 1998.

        10.19 Option to purchase 125,000 shares of Common Stock of the Company issued to Johan Grandin, dated December 17, 1998.

        10.20 Option to purchase 125,000 shares of Common Stock of the Company issued to Kendrik Packer, dated December 17, 1998.

     Exhibit
     Number
     ------
        10.21   Loan Agreement dated March 16, 1998 between the Company, Randy
                Jackson and Kendrik Packer.

        10.22   Employment Agreement dated May 15, 1997 between the Company and
                Randy Jackson.

        10.23   Recording agreement dated March 1, 1999 between the Company and
                The Jacksons.

        16.1    Letter regarding the change in the accountant from Ellis Foster.

        27.1    Financial Data Schedule



* Incorporated herein by reference to exhibits of the same number in the Company's S-1 Registration Statement dated September 9, 1991 (33-40804).

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Modern Records, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of April, 1999.


                                        MODERN RECORDS, INC.



                                        By:   /s/  Stephen Randall Jackson
                                           -------------------------------------
                                                 Stephen Randall Jackson
                                            CHAIRMAN OF THE BOARD, PRESIDENT
                                             AND CHIEF EXECUTIVE OFFICER


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated on April 20, 1999.

               SIGNATURE                 TITLE
               ---------                 -----

/s/  Stephen Randall Jackson            Chairman of the Board, President
---------------------------------       and Chief Executive Officer
     Stephen Randall Jackson            (principal executive officer
                                        and principal accounting officer)


/s/  Sigmund Jackie Jackson             Director
---------------------------------
     Sigmund Jackie Jackson


/s/  Stig Hans Johan Grandin            Director
---------------------------------
     Stig Hans Johan Grandin


/s/  Lawrence W. Gallo                  Director
---------------------------------
     Lawrence W. Gallo


/s/  Kendrik E. Packer                  Director
---------------------------------
     Kendrik E. Packer

                              MODERN RECORDS, INC.
                          INDEX TO FINANCIAL STATEMENTS

Financial Statements For The year Ended October 31, 1998

Report of Independent Auditors for the year ended October 31, 1998                           F-1

Report of Independent Auditors for the year ended October 31, 1997                           F-2

Balance Sheets as of October 31, 1998 and 1997                                               F-3

Statements of Operations for the years ended October 31, 1998 and 1997                       F-4

Statements of Stockholders' Deficiency for the years ended October 31, 1998 and 1997         F-5

Statements of Cash Flows for the years ended October 31, 1998 and 1997                       F-6

Notes to Financial Statements                                                                F-7

Financial Statements For The Year Ended October 31, 1997

Report of Independent Auditors for the years ended October 31, 1997 and 1996                 F-12

Balance Sheets as of October 31, 1997 and 1996                                               F-13

Statements of Operations and Accumulated Deficit for the years ended
    October 31, 1997 and 1996                                                                F-14

Statements of Changes in Financial Position for the years ended
    October 31, 1997 and 1996                                                                F-15

Notes to Financial Statements                                                                F-16

Financial Statements For The Year Ended October 31, 1996

Report of Independent Auditors for the years ended October 31, 1996 and 1995                 F-19

Balance Sheets as of October 31, 1996 and 1995                                               F-20

Statements of Operations and Accumulated Deficit for the years
    ended October 31, 1996, 1995 and 1994                                                    F-21

Statements of Cash Flows for the years ended October 31, 1996, 1995 and 1994                 F-22

Notes to Financial Statements                                                                F-23

Financial Statements For The Year Ended October 31, 1995

Report of Independent Auditors for the year ended October 31, 1995 and 1994                  F-26

Balance Sheets as of October 31, 1995 and 1994                                               F-27

Statements of Operations and  Accumulated  Deficit for the years
    ended October 31, 1995,  1994 and 1993                                                   F-28

Statements of Cash Flows for the years ended October 31, 1995, 1994 and 1993                 F-29

Notes to Financial Statements                                                                F-30

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Modern Records, Inc.


We have audited the accompanying balance sheet of Modern Records, Inc. as of October 31, 1998 and the related statements of operations, stockholders' deficiency, and cash flows for year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modern Records, Inc. as of October 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                        HOLLANDER, LUMER & CO. LLP


Los Angeles, California
February 18, 1999

AUDITORS' REPORT

To the Shareholders of

MODERN RECORDS, INC.

We have audited the balance sheet of Modern Records, Inc. as of October 31, 1997 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Modern Records, Inc. as of October 31, 1997 and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States.






                                        ELLIS FOSTER
                                        Chartered Accountants


Vancouver, Canada
February 19, 1999

                              MODERN RECORDS, INC.
                                 BALANCE SHEETS
                            OCTOBER 31, 1998 AND 1997

                                                                 1998                1997
                                                             -----------         -----------
                                           ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                   $     1,656         $    15,417
 Receivable from Atlantic Recording Corporation                  156,140                  --
                                                             -----------         -----------
    TOTAL CURRENT ASSETS                                         157,796              15,417

DEFERRED RECORD MASTER COST, NET                                 184,892             225,478

OTHER ASSET                                                          655                  --
                                                             -----------         -----------
                                                             $   343,343         $   240,895
                                                             ===========         ===========

                          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Bank overdraft                                              $     3,544         $        --
 Accounts payable and accrued expenses                           299,245             347,454
 Notes payable                                                    19,705              18,393
 Deferred revenue                                                     --             141,574
 Recoupable advance                                               50,000              50,000
 Due to related parties                                          290,156             625,012
                                                             -----------         -----------
    TOTAL CURRENT LIABILITIES                                    662,650           1,182,433

LONG-TERM DEBT                                                    26,570                  --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock; authorized - 20,000,000 shares, none issued         --                  --
 Common stock, no par value; authorized - 40,000,000 shares;
 issued and outstanding - 23,297,696 shares (1998) and
 14,657,770 shares (1997)                                      2,499,370           1,351,342
 Accumulated deficit
                                                              (2,845,247)         (2,292,880)
                                                             -----------         -----------
    TOTAL STOCKHOLDERS' DEFICIENCY                              (345,877)           (941,538)
                                                             -----------         -----------
                                                             $   343,343         $   240,895
                                                             ===========         ===========


                 See accompanying notes to financial statements.

                              MODERN RECORDS, INC.
                            STATEMENTS OF OPERATIONS
                      YEARS ENDED OCTOBER 31, 1998 AND 1997

                                                                1998                 1997
                                                            ------------         ------------
REVENUE
 Modern/Atlantic agreement                                  $    297,715         $    197,819
 Modern/Platinum agreement                                        57,531                   --
 Other recording revenue                                              --                2,000
 Other                                                                --                8,377
                                                            ------------         ------------
                                                                 355,246              208,196

COST OF REVENUE                                                   96,749               39,038
                                                            ------------         ------------

GROSS PROFIT                                                     258,497              169,158

EXPENSES
 Officer's salaries                                              200,000              100,000
 Other salaries                                                   63,402               32,456
 Other marketing, general and administrative expenses            547,462              254,048
                                                            ------------         ------------
                                                                 810,864              386,504
                                                            ------------         ------------

NET LOSS                                                    $   (552,367)        $   (217,346)
                                                            ============         ============

BASIC AND DILUTED LOSS PER SHARE                            $      (0.03)        $      (0.02)
                                                            ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                           16,360,000           11,614,000
                                                            ============         ============


                 See accompanying notes to financial statements.

                              MODERN RECORDS, INC.
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                      YEARS ENDED OCTOBER 31, 1998 AND 1997




                                   Preferred Stock              Common Stock
                                 -------------------     --------------------------    Accumulated
                                 Shares      Amount         Shares        Amount          Deficit          Total
                                 -------    --------     -----------    -----------     -----------     -----------
Balance, November 1, 1996             --    $     --     $14,592,770     $1,343,497     $(2,075,534)    $  (732,037)

Common stock issued                                           65,000          7,845                           7,845

Net loss                                                                                   (217,346)       (217,346)
                                 -------    --------     -----------    -----------     -----------     -----------

Balance, October 31, 1997             --          --      14,657,770      1,351,342      (2,292,880)       (941,538)

Common stock issued                                        8,639,926      1,148,028                       1,148,028

Net loss                                                                                   (552,367)       (552,367)
                                 -------    --------     -----------    -----------     -----------     -----------

Balance, October 31, 1998             --          --     $23,297,696    $ 2,499,370     $(2,845,247)    $  (345,877)
                                 =======    ========     ===========    ===========     ===========     ===========


                 See accompanying notes to financial statements.

                              MODERN RECORDS, INC.
                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED OCTOBER 31, 1998 AND 1997

                                                                       1998              1997
                                                                   -----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $  (552,367)        $(217,346)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
              Depreciation                                                  --               142
              Amortization of deferred record master cost               40,586                --
              Loss on disposal of equipment                                 --               259
              Changes in operating assets and liabilities:
                (Increase) decrease in:
                  Accounts receivable                                       --            35,214
                  Receivable from Atlantic Recording Corporation      (156,140)               --
                  Deposits                                                (655)               --
                Increase (decrease) in:
                  Accounts payable and accrued expenses                (48,209)            7,060
                  Accrued interest on note payable                       4,596             3,344
                  Due to related party for compensation                183,333           100,000
                  Deferred revenue                                    (141,574)         (197,818)
                                                                   -----------         ---------
                  NET CASH USED IN OPERATING ACTIVITIES               (670,430)         (269,145)
                                                                   -----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Deferred record master cost                                            --          (225,478)
                                                                   -----------         ---------
                  NET CASH USED IN INVESTING ACTIVITIES                     --          (225,478)
                                                                   -----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft                                                      3,544           (12,621)
     Advances from related parties                                     112,425           464,816
     Repayments of advances from related parties                      (607,328)               --
     Common stock issued                                             1,148,028             7,845
     Recoupable advance                                                                   50,000
                                                                   -----------         ---------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES            656,669           510,040
                                                                   -----------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (13,761)           15,417

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          15,417                --
                                                                   -----------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 1,656            15,417
                                                                   ===========         =========

CASH PAID FOR:
    Interest                                                       $        --         $      --
    Income taxes                                                   $        --         $      --

                 See accompanying notes to financial statements.

                              MODERN RECORDS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            OCTOBER 31, 1998 AND 1997


1.      BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Modern Records, Inc. (the "Company") was incorporated in California on November 28, 1978. The Company produces recorded music and distributes it through Atlantic Recording Corporation ("Atlantic") and Platinum Entertainment, Inc.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash Equivalents. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Artist Advances. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 50, Financial Reporting in the Record and Music Industry, advances to artists and producers are capitalized as an asset when the current popularity and past performance of the artist or producer provides a sound basis for estimating the probable future recoupment of such advances from earnings otherwise payable to the artist or producer. Any portion of such advances not deemed to be recoupable from future royalties is reserved at the time the advance is made. All other advances that do not meet the above criteria are reserved when incurred.

Deferred Record Master Cost. The portion of the cost of a record master paid for by the Company is reported as an asset if the past performance and current popularity of the artist provide a sound basis for estimating that the cost will be recovered from future sales. The asset is amortized over the estimated life of the recorded performance using a method that reasonably relates the amount to the net revenue expected to be realized.

Receivable from Atlantic/Deferred Revenue. The Company records all advances against participation from Atlantic as deferred revenue until earned. The Company earns revenue from its participation on "net profits" as defined under the agreement between the Company and Atlantic. A receivable from Atlantic is set-up when earned revenue from participation exceeds advances.

The Company's recording agreement ("Nicks Agreement") with Stephanie Nicks ("Nicks") was terminated effective as of February 3, 1996. Nicks shall have no further obligation to record or deliver recordings to or on behalf of the Company or Atlantic. Atlantic's obligation to pay Nicks royalties in accordance with the Nicks Agreement shall survive the termination of the Nicks Agreement. Atlantic retains all rights granted to them with respect to recordings produced and delivered thereunder ("Nicks Albums"). The Company will continue to receive its participation in the net profits from Nicks Albums.

Fair Value of Financial Instruments. The Company's financial instruments consist of cash equivalents, receivable from Atlantic, accounts payable, accrued expenses, notes payable and due to related parties. The fair values of the Company's financial instruments approximate the carrying value of the instruments.

Property and Equipment. Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives ranging from 5 to 7 years.

                              MODERN RECORDS, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

Income Taxes. The Company utilizes the asset and liability method for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, under which no compensation cost related to stock options has been recognized as the exercise price of each option at the date of grant was equal to the fair value of the underlying common stock.

Basic and Diluted Loss Per Share. Effective December 31, 1997, the Company adopted SFAS NO. 128, Earnings Per Share, which established simplified standards for computing and presenting earnings per share information. Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which such effect would have been dilutive. Such effect was not dilutive in any of the periods presented herein.

Reclassifications. Certain reclassifications have been made to 1997 financial statements to conform with the 1998 presentation.

2.      LIQUIDITY

At October 31, 1998, the Company has a working capital deficiency of $504,854 and stockholders' deficiency of $345,877. The Company's President has agreed to defer his accrued compensation and all other amounts due him (total of $249,447 at October 31, 1998) until the Company has sufficient cash flows to liquidate this obligation from cash flows from operations or additional financing. The Company is currently arranging financing to obtain additional funds so that the Company can meet its obligations and sustain its development activities. The Company believes that it will have sufficient cash flows to sustain its operations through October 31, 1999.


3.      NOTES PAYABLE

Notes payable consisted of the following :

                                                            1998           1997
                                                           -------        -------
Note dated September 12, 1995, $10,000 principal,
   interest at 10%, balance including accrued
   interest, past due                                      $13,137        $12,240

   Note dated September 12, 1995, $5,000 principal,
      interest at 10%, balance including
      accrued interest, past due                             6,568          6,153
                                                           -------        -------
                                                           $19,705        $18,393
                                                           =======        =======

                              MODERN RECORDS, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.      RECOUPABLE ADVANCE

Recoupable advance at October 31, 1998 and 1997 represents a $50,000 advance made by Atlantic pursuant to a Loan and Security Agreement dated February 12, 1997. The loan was due on February 12, 1998. In the event of default by the Company, Atlantic shall have the right at all times to withhold, setoff, recoup and apply in reduction of the loan all sums payable by Atlantic to the Company, any such 50% "net profits" from the "Poe" album.


5.      RELATED PARTY TRANSACTIONS

Long-term debt at October 31, 1998 consisted of notes payable dated March 16, 1998 to Stephen Randall Jackson, the Company's President, Chief Operating Officer and stockholder, and to another stockholder, in the amounts of $12,500 and $12,500, respectively. The notes bear interest at 10%. Principal with accrued interest is due on March 16, 2000. Accrued interest at October 31, 1998 amounted to $1,570. (See Note 6)

Due to related parties consisted of the following:

                                                                   1998              1997
                                                                ---------         ---------

Advances from Stephen Randall Jackson and Jackson
  Capital  Management, non-interest bearing, no stated
  terms of Payment                                              $ (47,171)        $ 472,734

Accrued compensation to Stephen Randall Jackson                   283,333           100,000

Notes dated November 7, 1994 and April 19, 1995, $25,000
  Principal, payable to the father of a stockholder,
  interest at 10%, payable on demand                               34,289            33,885


Notes dated September 12, 1995 to two  stockholders,
  $15,000 Principal, interest at 10%, past due                     19,705            18,393
                                                                ---------         ---------
                                                                $ 290,156         $ 625,012
                                                                =========         =========


During 1998 and 1997, the Company paid $21,018 and $11,504, respectively, in legal fees to a former director of the Company.

During 1998, the Company paid $11,250 as finders fee to the brother of the Company's President.

Johan Grandin, a director of the Company, is the owner of Grandin Financial Consulting Ltd. Through a joint venture arrangement with Martyn Element & Associates, Grandin Financial is entitled to 50% of fees payable to Element under a consulting agreement between the Company and Element. The Company pays $3,500 per month under the consulting agreement.


6.      COMMITMENTS AND CONTINGENCIES

On May 15, 1997, the Company and Stephen Randall Jackson entered into an Employment Agreement. The agreement provides that Mr. Jackson will be paid a monthly salary of $ 16,666.67 commencing on May 15, 1997. Included in due to related parties is accrued compensation to Mr. Jackson of $283,333 and $100,000 at October 31, 1998 and 1997, respectively.

7.      STOCKHOLDERS' DEFICIENCY

During the fiscal year 1997, the Company issued 65,000 shares of its common stock for options exercised for $7,845.

                              MODERN RECORDS, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


The Company completed the following transactions during the fiscal year 1998:

Private placements on February 3, 1998 - 320,000 Units at $0.25 Cdn., total proceeds of $53,955 ($80,000 Cdn.). Each Unit comprised of 1 common share and 1 non-transferable share purchase warrant exercisable at $0.50 Cdn. per share during the first year and $0.60 Cdn. during the second year.

Private placements on March 16, 1998 - 6,120,401 shares at $0.15 Cdn., total proceeds of $640,668 ($918,060 Cdn.).

On March 16, 1998, the Company issued to two lenders an aggregate 95,050 non-transferable share purchase warrants exercisable at $0.15 Cdn. per share during the first year and $0.17 Cdn. during the second year. The warrants were issued in consideration for the loans of $25,000 ($35,658 Cdn.) to the Company. On August 6, 1998, 47,525 warrants were exercised for $4,711 ($7,129 Cdn.)

Options exercised on April 2, 1998 - 175,000 shares at $0.15 Cdn., total proceeds of $17,958 ($26,250 Cdn.).

Private placements on April 2, 1998 - 85,000 Units at $0.30 Cdn., total proceeds of $16,882 ($25,500 Cdn.). Each Unit comprised of 1 common share and 1 non-transferable share purchase warrant exercisable at $0.40 Cdn. per share during the first year and $0.60 Cdn. during the second year.

Private placements on April 16, 1998- 400,000 Units at $0.40 Cdn., total proceeds of $110,706 ($160,000 Cdn.). Each Unit comprised of 1 common share and 1 non-transferable share purchase warrant exercisable at $0.55 Cdn. per share during the first year and $0.75 Cdn. during the second year.

Options exercised on June 11, 1998 and July 9, 1998 - 425,000 shares at $0.15 Cdn., total proceeds of $42,814 ($63,750 Cdn.).

Options granted on July 10, 1998 - incentive stock option granted to three directors of the Company to purchase up to 865,000 common shares for a period of 5 years, commencing on July 10, 1998, at $0.78 Cdn. per share.

Private placements on September 25, 1998 - 338,000 Units at $0.83 Cdn., total proceeds of $189,500 ($280,540 Cdn.). Each Unit comprised of 1 common share and 1 non-transferable share purchase warrant exercisable at $1.25 Cdn. per share during the first year and $1.50 Cdn. during the second year

Options exercised on August 26, 1998, September 22, 1998 and October 9, 1998 - 729,000 shares at $0.15 Cdn., total proceeds of $70,834 ($109,350 Cdn.).

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), the Company is required to disclose the pro forma effects on net loss and basic and diluted loss per share as if the Company had elected to use the fair value approach to account for all its stock-based compensation. If compensation cost for the Company's stock options have been determined consistent with the fair value approach set forth in SFAS No. 123, the Company's pro forma net loss and pro forma basic and diluted loss per share for the year ended October 31, 1998 would be increased as follows:

Net loss                                          $  (552,367)
Pro forma net loss                                $  (780,367)
Basic and diluted loss per share                  $     (0.03)
Pro forma basic and diluted loss per share        $     (0.04)

                              MODERN RECORDS, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions: expected dividend yield of 0%, expected stock price volatility of .50, risk-free interest rate of 5.40% and expected life of 5 years.

Option valuation models require the input of highly subjective assumptions. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate in management's opinion, the existing model does not necessarily provide a reliable single measure of the fair value of its stock options.

As of October 31, 1997 and 1998, there were 3,000,000 shares of common stock held in escrow by the Company's registrar and transfer agent. The escrow shares will be released from escrow to the holders of the shares as, and if, the Company meets certain net earnings and cash flow requirements. Any escrowed shares that have not been released by March 28, 2001 will be canceled. Under United States generally accepted accounting principles, escrow shares which are released upon the Company meeting certain performance criteria are considered to be contingently issuable. These escrow shares are excluded from the weighted average shares calculation and is reflected as compensation expense in the period that the shares are released from escrow.

8.      INCOME TAXES

At October 31, 1998, deferred tax assets were composed primarily of the following:

                                       Federal              State
                                       ---------         ---------

Net operating loss carryforward        $ 718,000         $ 101,000
Less valuation allowance                (718,000)         (101,000)
                                       ---------         ---------

    Net deferred tax assets            $      --         $      --
                                       =========         =========

At October 31, 1998, the Company has federal and state net operating loss carryforwards of $2,111,000 and $1,145,000 that expire through 2018 and 2003, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The amount that the Company can utilize from its federal and state net operating loss carryforwards will be subject to annual limitations due to change of ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management believes that a valuation allowance equal to deferred tax assets is necessary at October 31, 1998.

AUDITORS' REPORT

To the Shareholders of

MODERN RECORDS, INC.


We have audited the balance sheets of MODERN RECORDS, INC. as at October 31, 1997 and 1996 and the statements of operations and accumulated deficit and changes in financial position for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion these financial statements referred to above present fairly, in all material respects, the financial position of Modern Records, Inc. as at October 31, 1997 and 1996 and the results of its operations and the changes in its financial position for the years then ended in accordance with generally accepted accounting principles.





Vancouver, Canada                                          ELLIS FOSTER
March 17, 1998                                             Chartered Accountants

MODERN RECORDS, INC.

Balance Sheet
October 31, 1997
(Expressed in U.S. Dollars)

                                                                      1997                1996
                                                                 -----------         -----------
ASSETS

CURRENT
  Cash                                                           $    15,417         $        --
  Accounts receivable                                                     --              35,214
                                                                 -----------         -----------

TOTAL CURRENT ASSETS                                                  15,417              35,214
                                                                 -----------         -----------

RECOVERABLE PRODUCTION COSTS (note 4)                                225,478                  --

FURNITURE AND EQUIPMENT                                                   --              34,711
  Less accumulated depreciation                                           --              34,310
                                                                 -----------         -----------

                                                                     225,478                 401
                                                                 -----------         -----------

                                                                 $   240,895         $    35,615
                                                                 ===========         ===========


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Cheques issued in excess of funds on deposit                   $        --         $    12,621
  Accounts payable and accrued liabilities                           347,454             340,394
  Loans payable (note 5)                                              36,787              33,443
  Deferred compensation (note 6)                                     100,000                  --
                                                                 -----------         -----------

TOTAL CURRENT LIABILITIES                                            484,241             386,458
                                                                 -----------         -----------

LOANS FROM RELATED PARTIES, non-interest bearing
with no state terms of repayment                                     506,618              41,802

RECOUPABLE ADVANCES                                                   50,000                  --

DEFERRED REVENUE                                                     141,574             339,392
                                                                 -----------         -----------

                                                                   1,182,433             767,652
                                                                 -----------         -----------
SHAREHOLDERS' DEFICIENCY Capital stock (note 7)
  Authorized: 20,000,000  common shares without par value
  Issued: 14,657,770 shares (1996-14,592,770 shares)               1,351,342           1,343,497
  Accumulated deficit                                             (2,292,880)         (2,075,534)
                                                                 -----------         -----------

                                                                    (941,538)           (732,037)
                                                                 -----------         -----------

                                                                 $   240,895         $    35,615
                                                                 ===========         ===========


Approved by the Directors:     "Stephen Randall Jackson"             "Johan Grandin"
                               -------------------------             ---------------
                               Stephen Randall Jackson               Johan Grandin

MODERN RECORDS, INC.

Statement of Operations and Accumulated Deficit
Year Ended October 31, 1997
(Expressed in U.S. Dollars)

                                                     1997                1996
                                                -----------         -----------

REVENUE
  Modern/Atlantic agreement                     $   197,819         $    23,517
  Other recording revenue                             2,000              35,073
  Expense reimbursement                                  --                 931
  Other                                               8,377             125,000
                                                -----------         -----------

                                                    208,196             184,521
                                                -----------         -----------
COST OF SALES
  Production and packaging costs                     33,476              61,574
  Promotion and travel                                5,562              10,648
                                                -----------         -----------

                                                     39,038              72,222
                                                -----------         -----------

GROSS PROFIT                                        169,158             112,299
                                                -----------         -----------

EXPENSES
  Accounting and legal                               75,999              53,888
  Automobile                                          2,331              11,174
  Consulting fees                                    14,224              14,147
  Depreciation                                          142                 748
  Foreign exchange loss                               6,808                  --
  Insurance                                           6,397               1,907
  Interest                                            2,062               3,040
  Investor relations                                 54,789               5,408
  Office and miscellaneous                           15,064               8,824
  Rent                                               20,471              32,497
  Salaries and employee benefits                    132,456             185,141
  Security registration and filing costs                696               7,943
  Telephone                                          28,450              21,310
  Travel and entertainment                           26,615               5,843
                                                -----------         -----------

                                                    386,504             351,870
                                                -----------         -----------


LOSS FOR THE YEAR                                  (217,346)           (239,571)

ACCUMULATED DEFICIT AT BEGINNING OF YEAR         (2,075,534)         (1,835,963)
                                                -----------         -----------

ACCUMULATED DEFICIT AT END OF YEAR              $(2,292,880)        $(2,075,534)
                                                ===========         ===========

Loss per share                                  $    (0.015)        $    (0.016)
                                                ===========         ===========

MODERN RECORDS, INC.

Statement of Changes in Financial Position
Year Ended October 31, 1997
(Expressed in U.S. Dollars)

                                                                 1997              1996
                                                              ---------         ---------
CASH PROVIDED BY (USED FOR)

OPERATIONS                                                    $(217,346)        $(239,571)

  Item not involving cash
    Depreciation                                                    142               748
      Loss on disposal of fixed assets                              259                --

CHANGES IN NON-CASH OPERATING WORKING CAPITAL
  Decrease (increase) in accounts receivable                     35,214           (26,124)
  Decrease in prepaid expenses                                       --               633
  Increase in accounts payable
    and accrued liabilities                                       7,060           106,863
  Increase (decrease) in deferred revenue                      (197,818)          (23,517)
                                                              ---------         ---------

                                                               (372,489)         (180,968)
                                                              ---------         ---------

FINANCING
  Increase (decrease) in advances from related parties          464,816             9,302
  Increase (decrease) in advances from shareholder                   --           123,613
  Proceeds from issuance of shares                                7,845            35,109
  Increase (decrease) in loans payable                            3,344             3,040
  Increase (decrease) in recoupable advances                     50,000                --
  Increase (decrease) in deferred compensation                  100,000                --
                                                              ---------         ---------

                                                                626,005           171,064
                                                              ---------         ---------

INVESTING
  Increase (decrease) in recoverable production costs          (225,478)               --
                                                              ---------         ---------

INCREASE (DECREASE) IN CASH                                      28,038            (9,904)

CASH (DEFICIENCY) AT BEGINNING OF YEAR                          (12,621)           (2,717)
                                                              ---------         ---------

CASH (DEFICIENCY) AT END OF YEAR                              $  15,417         $ (12,621)
                                                              =========         =========


MODERN RECORDS, INC.

Notes to Financial Statements
October 31, 1997
(Expressed in U.S. Dollars)


1.     GENERAL

       The Company is incorporated under the laws of the State of California, U.S.A. and its principal business activities are the production and distribution of audio recordings.


2.     FUTURE OPERATIONS

       During the year the Company realized a loss from operations of $217,346. At year end the Company had a working capital deficiency of $468,824 and a shareholders' deficiency of $941,538. The future operations of the Company are dependent upon the continued support of the shareholders and creditors and the Company's ability to achieve profitable operations.


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a)   Furniture and Equipment

             Furniture and equipment are stated at cost. Depreciation is provided on a straight-line basis over five years.

        b)   Foreign Currency Transactions

             Monetary assets and liabilities of the Company in foreign currencies are recorded at the year end rate of exchange. Income statement items are recorded at average exchange rates. Gains and losses realized from exchange transactions are included in the statement of earnings.

        c)   Deferred Revenue/Receivable from Atlantic Recording Corporation

             The Company records all advances against participation received from Atlantic Recording Corporation as deferred revenue until earned. The deferred revenue is earned as revenues are received under the Modern/Atlantic Agreement. A receivable from Atlantic Recording Corporation is set up in years where earned revenues exceed advances.

        d)    Recoverable Production Costs

              The Company records that portion of the production costs of record masters recoverable from artists' royalties as an asset in those instances where the costs are not covered under the agreement with Atlantic Recording Corporation and the Company estimates that the costs will be recoverable from future artist royalties based upon current popularity of the artist and advance orders. The recoverable costs will be charged to expense as subsequent royalties are earned by the artists. In those cases where the costs subsequently appear not to be recoverable from future royalties to be earned by the artist, those costs will be charged to expense during the period in which the loss becomes evident.


4.      RECOVERABLE PRODUCTION COSTS

        The recoverable production costs relate to production costs associated with the Jeffrey Osborne Christmas Album. The costs will be charged to expense as subsequent sales are received from the album.


5.      LOANS PAYABLE

        Loans payable of $36,787 includes accrued interest of $6,787 and bears interest at a rate of 10% per annum.


6.      DEFERRED COMPENSATION

        During the year, the Company entered into an employment contract with a shareholder of the company to perform the duties of president.

        At year end, the total compensation under the contract of $100,000 is being deferred until such time as the company has sufficient cash flow to pay the compensation. No interest is to be accrued.

7.      CAPITAL STOCK


                                                  1997                                  1996
                                    ------------------------------        ------------------------------
                                      Shares                                Shares
                                      Issued              Amount             Issued             Amount
                                    -----------        -----------        -----------        -----------

Balance at beginning of year         14,592,770        $ 1,343,497         14,272,770        $ 1,308,388

Shares issued pursuant
to exercising warrants                       -                   -            320,000             35,109

Shares issued pursuant
to exercising options                    65,000              7,845                 --                 --
                                    -----------        -----------        -----------        -----------

                                     14,657,770          1,351,342         14,592,770          1,343,497
                                    ===========        ===========        ===========        ===========

       a) At October 31, 1997 there are 3,000,000 performance shares of the Company held in escrow. These shares may not be released from escrow without the consent of regulatory authorities.

       b) During the year, the Company issued 65,000 common shares upon the exercising of options at a price of $0.17 Cdn. per share for total cash consideration of $7,845 ($11,050 Cdn.).


 8. The Company has granted to its employees the following share purchase options:

                       Number            Exercise Price        Expiration Date
                       ------            --------------        ---------------

                       729,000           $0.15 Cdn.            April 1, 2002
                       600,000           $0.15 Cdn.            December 10, 1998

        During the year 725,000 share purchase options exerciseable at $0.25 Cdn. expiry on March 15, 1999 were cancelled and 43,000 share purchase options exercisable at $0.17 Cdn.
        expired.


9.      RELATED PARTY TRANSACTIONS

        Included in accounting and legal fees are $11,504 relating to legal services provided by a director of the Company.


10.     COMPARATIVE FIGURES

        Certain comparative figures have been changed to conform to the presentation adopted for the current year.

AUDITORS' REPORT




TO THE SHAREHOLDERS OF

MODERN RECORDS, INC.


We have audited the balance sheets of MODERN RECORDS, INC. as at October 31, 1996 and 1995 and the statements of operations and accumulated deficit and cash flows for the years ended October 31, 1996, 1995 and 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Modern Records, Inc. as at October 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended October 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.







Vancouver, Canada                                                   ELLIS FOSTER
February 28, 1997                                          Chartered Accountants

MODERN RECORDS, INC.

Balance Sheet
October 31, 1996
(Expressed in U.S. Dollars)


                                                                     1996                1995
                                                                -----------         -----------

ASSETS

CURRENT
  Accounts receivable                                           $    35,214         $     9,090
  Receivable from shareholder                                            --             123,613
  Prepaid expenses                                                       --                 633
                                                                -----------         -----------

TOTAL CURRENT ASSETS                                                 35,214             133,336
                                                                -----------         -----------

FURNITURE AND EQUIPMENT                                              34,711              34,711
  Less accumulated depreciation                                      34,310              33,562
                                                                -----------         -----------

                                                                        401               1,149
                                                                -----------         -----------

                                                                $    35,615         $   134,485
                                                                ===========         ===========


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Cheques issued in excess of funds on deposit                  $    12,621         $     2,717
  Accounts payable and accrued liabilities                          340,394             233,531
  Loans payable (note 4)                                             33,443              30,403
  Loans from related parties, non-interest
    bearing with no stated terms of repayment                        41,802              32,500
                                                                -----------         -----------

TOTAL CURRENT LIABILITIES                                           428,260             299,151
                                                                -----------         -----------

DEFERRED REVENUE (note 5)                                           339,392             362,909
                                                                -----------         -----------


SHAREHOLDERS' DEFICIENCY Capital stock (note 6)
  Authorized: 20,000,000 common shares without par value
  Issued: 14,592,770 (1995-13,872,770; 1994-13,572,770)           1,343,497           1,308,388

  Accumulated deficit                                            (2,075,534)         (1,835,963)
                                                                -----------         -----------

                                                                   (732,037)           (527,575)


                                                                $    35,615         $   134,485
                                                                ===========         ===========









Approved by the Directors  ________________ Director _________________ Director

MODERN RECORDS, INC.

Statement of Operations and Accumulated Deficit
Year Ended October 31, 1996
(Expressed in U.S. Dollars)


                                                             1996                1995                1994
                                                      -----------         -----------         -----------
REVENUE
  Modern/Atlantic agreement (note 5)                  $    23,517         $    80,644         $   297,030
  Other recording revenue                                  35,073              42,098              99,347
  Expense reimbursement                                       931              73,388              45,833
  Interest income                                              --                 169               1,452
  Dividend income                                              --                  --               3,050
  Other (note 5)                                          125,000                  --               3,475
                                                      -----------         -----------         -----------

                                                          184,521             196,299             450,187
                                                      -----------         -----------         -----------

EXPENSES
  Accounting and legal                                     53,888              46,114              30,089
  Amortization of recoverable production costs                 --              21,908              24,210
  Artist marketing and promotion                           10,648              73,092              32,829
  Artist production and development                        61,574             117,099              80,125
  Automobile                                               11,174               9,814              14,660
  Bad debts                                                    --                  --              27,660
  Consulting fees                                          14,147              16,605               9,286
  Depreciation                                                748               1,948               1,847
  Foreign exchange loss                                        --                  --                  10
  Insurance                                                 1,907               6,408              16,094
  Interest                                                  3,040               5,486               1,580
  Investor relations                                        5,408              19,875              51,995
  Office and miscellaneous                                  8,824              19,215              22,697
  Rent - equipment                                             --                 204               4,669
  Rent - premises                                          32,497              14,451               9,125
  Repairs and maintenance                                      --                 220                 246
  Salaries and employee benefits                          185,141             247,782             256,433
  Security registration and filing costs                    7,943               4,872               3,619
  Telephone                                                21,310              20,872              12,694
  Travel and entertainment                                  5,843              18,452              23,061
                                                      -----------         -----------         -----------

                                                          424,092             644,417             622,929
                                                      -----------         -----------         -----------

LOSS FROM OPERATIONS                                     (239,571)           (448,118)           (172,742)

RECOVERY ON SETTLEMENT OF DEBT                                 --                  --              23,287

LOSS ON SALE OF SECURITIES                                     --                  --              (3,037)
                                                      -----------         -----------         -----------

LOSS FOR THE YEAR                                     $  (239,571)        $  (448,118)        $  (152,492)

ACCUMULATED DEFICIT AT BEGINNING OF YEAR               (1,835,963)         (1,387,845)         (1,235,353)
                                                      -----------         -----------         -----------

ACCUMULATED DEFICIT AT END OF YEAR                    $(2,075,534)        $(1,835,963)        $(1,387,845)
                                                      ===========         ===========         ===========

GAIN (LOSS) PER SHARE                                 $     (.016)        $     (.032)        $     (.011)
                                                      ===========         ===========         ===========


MODERN RECORDS, INC.

Statement of Cash Flows
Year Ended October 31, 1996
(Expressed in U.S. Dollars)


                                                                 1996              1995              1994
                                                              ---------         ---------         ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                           $(239,571)        $(448,118)        $(152,492)
  Depreciation                                                      748             1,948             1,847
  Amortization of recoverable production costs                       --            21,908            24,210

  Changes in operating assets and liabilities
    Decrease (increase) in accounts receivable                  (26,124)          135,876          (110,064)
    Decrease in prepaid expenses                                    633               319                --
    Increase (increase) in accounts payable
     and accrued liabilities                                    106,863            81,054           (52,639)
    Increase (decrease) in deferred revenue                     (23,517)           28,154           334,755
                                                              ---------         ---------         ---------

  Net cash provided (used) by operating activities             (180,968)         (178,859)           45,617
                                                              ---------         ---------         ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Decrease (increase) in receivable from shareholder            123,613            71,574           (61,070)
  Purchase of furniture and equipment                                --               (60)             (650)
  Recoverable production costs                                       --                --           (46,118)
                                                                                                  ---------

  Net cash (used for) provided by investing activities          123,613            71,514          (107,838)
                                                              ---------         ---------         ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Increase in loans from related parties                          9,302                --                --
  Increase (decrease) in loans payable                            3,040            (4,597)           35,000
  Proceeds from issuance of shares                               35,109           113,033            16,209
                                                              ---------         ---------         ---------

  Net cash provided by financing activities                      47,451           108,436            51,209

INCREASE (DECREASE) IN CASH                                      (9,904)            1,091           (11,012)

CASH (DEFICIENCY) AT BEGINNING OF YEAR                           (2,717)           (3,808)            7,204
                                                              ---------         ---------         ---------

CASH (DEFICIENCY) AT END OF YEAR                              $ (12,621)        $  (2,717)        $  (3,808)
                                                              =========         =========         =========

MODERN RECORDS, INC.

Notes to Financial Statements
October 31, 1996
(Expressed in U.S. Dollars)


1.     GENERAL

       The Company is incorporated under the laws of the State of California, U.S.A. and its principal business activities are the production and distribution of audio recordings.


2.     FUTURE OPERATIONS

       During the year the Company realized a loss from operations of $239,571. At year end the Company had a working capital deficiency of $393,046 and a shareholders' deficiency of $732,037. The future operations of the Company are dependent upon the continued support of the shareholders and creditors and the Company's ability to achieve profitable operations.


3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a)      Furniture and Equipment

                Furniture and equipment are stated at cost. Depreciation is provided on a straight-line basis over five years.

        b)      Foreign Currency Transactions

                Monetary assets and liabilities of the Company in foreign currencies are recorded at the year end rate of exchange. Income statement items are recorded at average exchange rates. Gains and losses realized from exchange transactions are included in the statement of earnings.

        c)      Deferred Revenue/Receivable from Atlantic Recording Corporation

                The Company records all advances against participation received from Atlantic Recording Corporation as deferred revenue until earned. The deferred revenue is earned as revenues are received under the Modern/Atlantic Agreement. A receivable from Atlantic Recording Corporation is set up in years where earned revenues exceed advances.


4.      LOANS PAYABLE

        Loans payable consist of $30,000 plus accrued interest of $3,443 ($44,840 Cdn.) bearing interest at a rate of 10% per annum.


5.      MODERN/ATLANTIC AGREEMENT

        Subsequent to the year end, but retroactively applied to February 3, 1996, the Company and Atlantic Recording Corporation ("Atlantic") have agreed to release Stevie Nicks from her contract for any future recordings. As consideration, Modern is to receive a total of $125,000; $89,786 was advanced during the year towards the finalization of the agreement. A further $35,214 was received subsequent to year end. As the agreement has now been finalized, these amounts have been recognized as revenue in the current year.

        The previous arrangement negotiated on July 1, 1979 ("Recording Agreement") remains in place for all the previously-produced recordings of Stevie Nicks. The agreement continues to provide Atlantic with a first right of refusal regarding any distribution for other artists signed to exclusive recording agreements by the Company.

MODERN RECORDS, INC.

Notes to Financial Statements
October 31, 1996
(Expressed in U.S. Dollars)

        Under the agreement, Atlantic is responsible for all of the administration associated with the production, manufacture, distribution, financing and record keeping associated with the production and release of the recordings undertaken by the parties. The Company provides input regarding managerial decisions, strategy regarding recording material, timing of releases, and promotion. The Company also acts as liaison between Atlantic and the artists.

        The Company is to share in the net profits (after Atlantic has recouped its expenses described above) realized from the past recordings by Ms. Nicks in proportions ranging from 30% to 50%. In the case of all other artists signed with Atlantic, the Company's share of net profits or losses is 50%.

        In all other respects, the Recording Agreement with Atlantic remains unchanged from previous years excepting the Company's profit participation in the future recordings of Ms. Nicks as previously described.


6.      CAPITAL STOCK

       a) At October 31, 1996 there are 3,000,000 performance shares of the Company held in escrow. These shares may not be released from escrow without the consent of regulatory authorities.

       b) During the year, the Company issued 320,000 common shares for total cash and debt consideration of $35,109 the details of which are as follows:

              i) Issuance of 145,000 units pursuant to a private placement at a price of $0.15 per share for total cash proceeds of $15,952 ($21,750 Cdn.), each unit consisting of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase a further common share at a price of $0.17 Cdn. per share until September 12, 1997.

              ii) Issuance of 175,000 units pursuant to a private placement at a price of $0.15 Cdn. per share for a total cash consideration of $19,157 ($26,250 Cdn.), each unit consisting of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase a further common share at a price of $0.17 Cdn. per share until September 15, 1997.

       c) During the year, the Company issued 400,000 common shares which had been subscribed for and fully paid in the 1995 fiscal period. These shares included warrants which entitle the holders to purchase a further one common share at a price of $0.45 Cdn per share expiring March 6, 1997.


7. The Company has granted to its employees the following share purchase options:

                       Number          Exercise Price            Expiration Date
                       ------          --------------            ---------------
                      994,000             $0.25 Cdn.             March 15, 1999


8.         RELATED PARTY TRANSACTIONS

           Included in accounts payable are $5,000 relating to consulting services provided by a director of the Company.

           Included in salaries and benefits if $145,000 paid to an officer and shareholder of the Company.

MODERN RECORDS, INC.

Statement of Changes in Shareholders' Deficiency                      Schedule A
Year Ended October 31, 1996
(Expressed in U.S. Dollars)



                                                                 Capital Stock
                                                       ------------------------------        Accumulated
                                                      Shares Issued          Amount             Deficit
                                                       -----------        -----------        -----------

BALANCE, at November 1, 1992                            12,115,950        $ 1,007,000        $(1,257,591)

  Income for the year                                           --                 --             22,238
  Shares issued pursuant to private placement              150,000             18,046                 --
  Shares issued pursuant to exercising options             820,000            103,385                 --
  Shares issued for services                               361,820             50,715                 --
                                                       -----------        -----------        -----------

BALANCE, at October 31, 1993                            13,447,770          1,179,146         (1,235,353)

  Loss for the year                                             --                 --           (152,492)
  Shares issued pursuant to exercising warrants             75,000             10,718                 --
  Shares issued pursuant to exercising options              50,000              5,491                 --
                                                       -----------        -----------        -----------

BALANCE, at October 31, 1994                            13,572,770          1,195,355         (1,387,845)

LOSS FOR THE YEAR                                               --                 --           (448,118)

SHARES ISSUED PURSUANT TO EXERCISING OPTIONS               700,000            113,033                 --
                                                       -----------        -----------        -----------

BALANCE, at October 31, 1995                            14,272,770        $ 1,308,388        $(1,835,963)

LOSS FOR THE YEAR                                               --                 --           (239,571)

SHARES ISSUED PURSUANT TO EXERCISING WARRANTS              320,000             35,109                 --
                                                       -----------        -----------        -----------

BALANCE, at October 31, 1996                            14,592,770        $ 1,343,497        $(2,075,534)
                                                       ===========        ===========        ===========

AUDITORS' REPORT




TO THE SHAREHOLDERS OF

MODERN RECORDS, INC.


We have audited the balance sheets of MODERN RECORDS, INC. as at October 31, 1995 and 1994 and the statements of operations and accumulated deficit and cash flows for the years ended October 31, 1995, 1994 and 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion these financial statements referred to above present fairly, in all material respects, the financial position of Modern Records, Inc. as at October 31, 1995 and 1994 and the results of its operations and its cash flows for the years ended October 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.






Vancouver, Canada                                                   ELLIS FOSTER
March 15, 1996                                             Chartered Accountants

MODERN RECORDS, INC.

Balance Sheet
October 31, 1995
(Expressed in U.S. Dollars)


                                                                     1995                1994
                                                                -----------         -----------
ASSETS

CURRENT
  Accounts receivable                                           $     9,090         $   144,966
  Receivable from shareholder (note 4)                              123,613             195,187
  Prepaid expenses                                                      633                 952
                                                                -----------         -----------

TOTAL CURRENT ASSETS                                                133,336             341,105
                                                                -----------         -----------

RECOVERABLE PRODUCTION COSTS (note 5)                                    --              21,908
                                                                -----------         -----------

FURNITURE AND EQUIPMENT                                              34,711              34,651
  Less accumulated depreciation                                      33,562              31,614
                                                                -----------         -----------

                                                                      1,149               3,037
                                                                -----------         -----------

                                                                $   134,485         $   366,050
                                                                ===========         ===========


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Cheques issued in excess of funds on deposit                  $     2,717         $     3,808
  Accounts payable and accrued liabilities                          233,531             184,977
  Loans payable (note 6)                                             30,403              35,000
  Loans from related parties, non-interest
    bearing with no stated terms of repayment                        32,500                  --
                                                                -----------         -----------

TOTAL CURRENT LIABILITIES                                           299,151             223,785
                                                                -----------         -----------

DEFERRED REVENUE (note 7)                                           362,909             334,755
                                                                -----------         -----------


SHAREHOLDERS' DEFICIENCY Capital stock (note 8)
  Authorized: 20,000,000 common shares without par value
  Issued: 13,872,770 shares (1994-13,572,770 shares)              1,308,388           1,195,355
  Accumulated deficit                                            (1,835,963)         (1,387,845)
                                                                -----------         -----------

                                                                   (527,575)           (192,490)

FUTURE OPERATIONS (note 2)


                                                                $   134,485         $   366,050
                                                                ===========         ===========









Approved by the Directors __________________ Director ________________ Director

MODERN RECORDS, INC.

Statement of Operations and Accumulated Deficit
Year Ended October 31, 1995
(Expressed in U.S. Dollars)


                                                           1995                1994                1993
                                                      -----------         -----------         -----------

REVENUE
  Modern/Atlantic agreement (note 7)                  $    80,644         $   297,030         $   329,491
  Other recording revenue                                  42,098              99,347                  --
  Expense reimbursement                                    73,388              45,833                  --
  Interest income                                             169               1,452                  29
  Dividend income                                              --               3,050                  --
  Other                                                        --               3,475               1,175
                                                      -----------         -----------         -----------

                                                          196,299             450,187             330,695
                                                      -----------         -----------         -----------

EXPENSES
  Accounting and legal                                     46,114              30,089              41,026
  Amortization of recoverable production costs             21,908              24,210                  --
  Artist marketing and promotion                           73,092              32,829               1,659
  Artist production and development                       117,099              80,125              21,786
  Automobile                                                9,814              14,660              12,907
  Bad debts                                                    --              27,660                  --
  Consulting fees                                          16,605               9,286                  --
  Depreciation                                              1,948               1,847               1,814
  Foreign exchange loss                                        --                  10                 888
  Insurance                                                 6,408              16,094               6,066
  Interest                                                  5,486               1,580                  --
  Investor relations                                       19,875              51,995              21,734
  Office and miscellaneous                                 19,215              22,697               4,392
  Rent - equipment                                            204               4,669               6,931
  Rent - premises                                          14,451               9,125              14,929
  Repairs and maintenance                                     220                 246               1,542
  Salaries and employee benefits                          247,782             256,433             143,804
  Security registration and filing costs                    4,872               3,619               3,670
  Telephone                                                20,872              12,694              13,041
  Travel and entertainment                                 18,452              23,061              12,268
                                                                          -----------         -----------

                                                          644,417             622,929             308,457
                                                      -----------         -----------         -----------

LOSS FROM OPERATIONS                                     (448,118)           (172,742)             22,238

RECOVERY ON SETTLEMENT OF DEBT                                 --              23,287                  --

LOSS ON SALE OF SECURITIES                                     --              (3,037)                 --
                                                      -----------         -----------         -----------

LOSS FOR THE YEAR                                        (448,118)           (152,492)             22,238

ACCUMULATED DEFICIT AT BEGINNING OF YEAR               (1,387,845)         (1,235,353)         (1,257,591)
                                                      -----------         -----------         -----------

ACCUMULATED DEFICIT AT END OF YEAR                    $(1,835,963)        $(1,387,845)        $(1,235,353)
                                                      ===========         ===========         ===========


GAIN (LOSS) PER SHARE                                 $     (.032)        $     (.011)        $        --
                                                      ===========         ===========         ===========

MODERN RECORDS, INC.

Statement of Cash Flows
Year Ended October 31, 1995
(Expressed in U.S. Dollars)


                                                             1995              1994              1993
                                                          ---------         ---------         ---------

CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                       $(448,118)        $(152,492)        $  22,238
  Depreciation                                                1,948             1,847             1,814
  Amortization of recoverable production costs               21,908            24,210                --

  Changes in operating assets and liabilities
    Decrease (increase) in accounts receivable              168,376          (110,064)           (7,242)
    Decrease in prepaid expenses                                319                --             1,994
    Decrease (increase) in accounts payable
      and accrued liabilities                                48,554           (52,639)           21,322
    Increase (decrease) in deferred revenue                  28,154           334,755          (122,449)
                                                          ---------         ---------         ---------

  Net cash provided (used) by operating activities         (178,859)           45,617           (82,323)
                                                          ---------         ---------         ---------

CASH FLOW FROM INVESTING ACTIVITIES
  Increase in receivable from shareholder                    71,574           (61,070)          (82,514)
  Purchase of furniture and equipment                           (60)             (650)               --
  Recoverable production costs                                   --           (46,118)               --
                                                          ---------         ---------         ---------

  Net cash used by investing activities                      71,514          (107,838)          (82,514)
                                                          ---------         ---------         ---------

CASH FLOW FROM FINANCING ACTIVITIES
  Increase (decrease) in loans payable                       (4,597)           35,000                --
  Proceeds from issuance of shares                          113,033            16,209           172,146
                                                          ---------         ---------         ---------

  Net cash provided by financing activities                 108,436            51,209           172,146
                                                          ---------         ---------         ---------

INCREASE (DECREASE) IN CASH                                   1,091           (11,012)            7,309

CASH AT BEGINNING OF YEAR                                    (3,808)            7,204              (105)
                                                          ---------         ---------         ---------

CASH AT END OF YEAR                                       $  (2,717)        $  (3,808)        $   7,204
                                                          =========         =========         =========

MODERN RECORDS, INC.

Notes to Financial Statements
October 31, 1995
(Expressed in U.S. Dollars)

1.     GENERAL

       The Company is incorporated under the laws of the State of California, U.S.A. and its principal business activities are the production and distribution of audio recordings.


2.     FUTURE OPERATIONS

       During the year the Company realized a loss from operations of $448,118. At year end the Company had a working capital deficiency of $165,815 and a shareholders' deficiency of $527,575. The future operations of the Company are dependent upon the continued support of the shareholders and creditors and the Company's ability to achieve profitable operations.


3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a)     Furniture and Equipment

              Furniture and equipment are stated at cost. Depreciation is provided on a straight-line basis over five years.

       b)     Foreign Currency Transactions

              Monetary assets and liabilities of the Company in foreign currencies are recorded at the year end rate of exchange. Income statement items are recorded at average exchange rates. Gains and losses realized from exchange transactions are included in the statement of earnings.

       c)     Deferred Revenue/Receivable from Atlantic Recording Corporation

              The Company records all advances against participation received from Atlantic Recording Corporation as deferred revenue until earned. The deferred revenue is earned as revenues are received under the Modern/Atlantic Agreement. A receivable from Atlantic Recording Corporation is set up in years where earned revenues exceed advances.

       d)     Recoverable Production Costs

              The Company records that portion of the production costs of record masters recoverable from artists' royalties as an asset in those instances where the costs are not covered under the agreement with Atlantic Recording Corporation and the Company estimates that the costs will be recoverable from future artist royalties based upon current popularity of the artist and advance orders. The recoverable costs will be charged to expense as subsequent royalties are earned by the artists. In those cases where the costs subsequently appear not to be recoverable from future royalties to be earned by the artist, those costs will be charged to expense during the period in which the loss becomes evident.


4.      RECEIVABLE FROM SHAREHOLDER

        The receivable from shareholder is non-interest-bearing and has no fixed terms of repayment.

        Subsequent to year end the Company declared a bonus of $100,000 payable to the Company's president. This bonus shall be applied against the president's shareholder account.

MODERN RECORDS, INC.

Notes to Financial Statements
October 31, 1995
(Expressed in U.S. Dollars)



5.      RECOVERABLE PRODUCTION COSTS

                                       1995             1994
                                    --------         --------

Recoverable production costs        $ 46,118         $ 46,118
Accumulated amortization             (46,118)         (24,210)
                                    --------         --------

                                    $     --         $ 21,908
                                    ========         ========


6.      LOANS PAYABLE

        Loans payable consist of $30,000 ($40,800 Cdn.) bearing interest at a rate of 10% per annum. As consideration for granting the loan the lenders were issued warrants, subsequent to year end, entitling them to purchase up to 108,000 common shares at a price of $0.15 Cdn. per share up to September 12, 1996 and at $0.17 Cdn. per share up to September 12, 1997.


7.      MODERN/ATLANTIC AGREEMENT

        On July 1, 1979, the Company negotiated an arrangement ("Recording Agreement") with Atlantic Recording Corporation ("Atlantic"). This original agreement has been subject to several amendments and addenda. The agreement applies specifically to the Company's exclusive Recording Agreement with Ms. Stephanie Nicks and also provides Atlantic with a first right of refusal regarding any distribution agreement for other artists signed to exclusive recording agreements by the Company.

        Under the agreement, Atlantic is responsible for all of the administration associated with the production, manufacture, distribution, financing and record keeping associated with the production and release of the recordings undertaken by the parties. The Company provides input regarding managerial decisions, strategy regarding recording material, timing of releases, and promotion. The Company also acts as liaison between Atlantic and the artists.

        The Company is to share in the net profits (after Atlantic has recouped its expenses described above) realized from the release of recordings by Ms. Nicks in proportions ranging from 30% to 50%. In the case of all other artists signed with Atlantic, the Company's share of net profits or losses is 50%.

        Under the present Recording Agreement, as modified during the year, the Company has assigned all of its rights under its exclusive recording agreement with Ms. Nicks in perpetuity and throughout the world to Atlantic.

        In consideration for the assignment, the Company received $600,000 in prior years upon the execution of the agreement and the delivery of Ms. Nicks' last album. The Company will receive a further $200,000 upon the successful negotiation with Ms. Nicks for a compilation recording. These amounts are recorded as deferred revenue until earned from future profit participation.

        In all other respects the Recording Agreement with Atlantic remains unchanged from previous years including the Company's continuing profit participation in the future recordings of Ms. Nicks as previously described.

MODERN RECORDS, INC.

Notes to Financial Statements
October 31, 1995
(Expressed in U.S. Dollars)


8.     CAPITAL STOCK

       a) At October 31, 1995 there are 3,000,000 performance shares of the Company held in escrow. These shares may not be released from escrow without the consent of regulatory authorities.

       b) During the year, the Company issued 300,000 common shares for total cash consideration of $34,438 ($48,000 Cdn.) upon the exercising of 300,000 options at $0.16 Cdn. per share.

       c) Subsequent to year end, the Company issued 720,000 common shares for total cash and debt consideration of $114,617 ($156,000 Cdn.) the details of which are as follows:

              i) Issuance of 400,000 units pursuant to a private placement at a price of $0.27 Cdn. for cash consideration in the amount of $78,595 ($108,000 Cdn.). Each unit consisting of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase a further one common share at a price of $0.45 Cdn. per share expiring March 6, 1997. These units had been subscribed for but not issued at October 31, 1995.

              ii) Issuance of 145,000 units pursuant to a private placement at a price of $0.15 per share for total cash proceeds of $16,322 ($21,750 Cdn.). Each unit consisting of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase a further common share at a price of $0.15 Cdn. per share until September 12, 1996 and at $0.17 Cdn. per share until September 12, 1997.

              iii) Issuance of 175,000 units pursuant to a private placement at a price of $0.15 Cdn. per share for a total cash consideration of $19,700 ($26,250 Cdn.). Each unit consisting of one common share and one non-transferable share purchase warrant. Each warrant entitles the holder to purchase a further common share at a price of $0.15 Cdn. per share until September 15, 1996 and at $0.17 Cdn. per share until September 15, 1997.

       d) The Company has granted to its employees the following share purchase options:

                       Number          Exercise Price            Expiration Date
                      -------             ----------             --------------
                      994,000             $0.25 Cdn.             March 15, 1999


9.         RELATED PARTY TRANSACTIONS

           Included in accounts payable are $14,500 relating to consulting services provided by a director of the Company.

MODERN RECORDS, INC.

Statement of Changes in Shareholders' Deficiency                      Schedule A
Year Ended October 31, 1992 to October 31, 1995
(Expressed in U.S. Dollars)



                                                              Capital Stock
                                                      -------------------------------          Accumulated
                                                      Shares Issued       Amount                Deficit
                                                       -----------        -----------         -----------

BALANCE, at November 1, 1992                           $12,115,950        $ 1,007,000         $(1,257,591)

  Income for the year                                           --                 --              22,238
  Shares issued pursuant to private placement              150,000             18,046                  --
  Shares issued pursuant to exercising options             820,000            103,385                  --
  Shares issued for services                               361,820             50,715                  --
                                                       -----------        -----------         -----------

BALANCE, at October 31, 1993                            13,447,770          1,179,146          (1,235,353)

  Loss for the year                                             --                 --            (152,492)
  Shares issued pursuant to exercising warrants             75,000             10,718                  --
  Shares issued pursuant to exercising options              50,000              5,491                  --
                                                       -----------        -----------         -----------

BALANCE, at October 31, 1994                            13,572,770          1,195,355          (1,387,845)

LOSS FOR THE YEAR                                               --                 --            (448,118)

SHARES ISSUED PURSUANT TO EXERCISING OPTIONS               300,000             34,438                  --
                                                       -----------        -----------         -----------

                                                        13,872,770          1,229,793          (1,835,963)

SHARES SUBSCRIBED FOR BUT NOT ISSUED                       400,000             78,595                  --
                                                       -----------        -----------         -----------

BALANCE, at October 31, 1995                           $14,272,770        $ 1,308,388         $(1,835,963)
                                                       ===========        ===========         ===========
