Form 10QSB
period 1999-01-31
MODERN RECORDS INC
filed 1999-04-22
CIK 875222

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

                   FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

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

                            ------------------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the issuer's Common Stock, no par value, as of January 31, 1999 was 23,297,696.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              MODERN RECORDS, INC. QUARTERLY REPORT ON FORM 10-QSB

                                     INDEX

PART I. FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----
  ITEM 1.  Financial Statements
           Balance Sheets as of January 31, 1999 and October 31,           3
           1998........................................................
           Statements of Operations for the three months ended January     4
           31, 1999 and 1998...........................................
           Statements of Stockholders' Equity (Deficiency) for the         5
           three months ended January 31, 1999.........................
           Statements of Cash Flows for the three months ended January     6
           31, 1999 and 1998...........................................
           Notes to Financial Statements...............................    7
  ITEM 2.  Management's Discussion and Analysis of Financial Condition     8
           and Results of Operations...................................

PART II. OTHER INFORMATION

                                                                         PAGE
                                                                         ----
  ITEM 1.  Legal Proceedings...........................................    9
  ITEM 2.  Other Information...........................................    9
  ITEM 6.  Exhibits and Reports on Form 8-K............................   10

                                    PART I.

ITEM 1. FINANCIAL INFORMATION

                              MODERN RECORDS, INC.

                                 BALANCE SHEETS
                                  (unaudited)

                                     ASSETS

                                                              JANUARY 31, 1999    OCTOBER 31, 1998
                                                              ----------------    ----------------
CURRENT ASSETS
  Cash and cash equivalents.................................    $   814,279         $     1,656
  Receivables...............................................        169,544             156,140
                                                                -----------         -----------
          TOTAL CURRENT ASSETS..............................        983,823             157,796
DEFERRED RECORD MASTER COST, NET............................        184,892             184,892
PROPERTY AND EQUIPMENT, NET.................................         21,717                  --
OTHER ASSET.................................................          3,089                 655
                                                                ===========         ===========
                                                                $ 1,193,521         $   343,343
                                                                ===========         ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
  Bank overdraft............................................    $                   $     3,544
  Accounts payable and accrued expenses.....................        292,995             299,245
  Notes payable.............................................                             19,705
  Deferred revenue..........................................         24,984                  --
  Recoupable advance........................................         50,000              50,000
  Accrued officer's compensation............................        345,833             283,333
  Due to related parties....................................         91,126               6,823
                                                                -----------         -----------
          TOTAL CURRENT LIABILITIES.........................        804,938             662,650
LONG-TERM DEBT -- RELATED PARTIES...........................         27,195              26,570
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock; authorized -- 20,000,000 shares, none
     issued.................................................             --                  --
  Common stock, no par value; authorized -- 40,000,000
     shares; issued and outstanding -- 23,297,696 shares
     (1999) and 23,297,696 shares (1998)....................      3,338,280           2,499,370
  Accumulated deficit.......................................     (2,976,892)         (2,845,247)
                                                                -----------         -----------
          TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)...........        361,388            (345,877)
                                                                -----------         -----------
                                                                $ 1,193,521         $   343,343
                                                                ===========         ===========

                See accompanying notes to financial statements.

                              MODERN RECORDS, INC.

                            STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                  (unaudited)

                                                                 1999           1998
                                                              -----------    -----------
REVENUE.....................................................  $   144,560    $    70,082
COST OF REVENUE.............................................           --         28,446
                                                              -----------    -----------
GROSS PROFIT................................................      144,560         41,636
EXPENSES
  Officer's salaries........................................       62,500         50,000
  Other marketing, general and administrative expenses......      213,705         60,133
                                                              -----------    -----------
                                                                  276,205        110,133
                                                              -----------    -----------
NET LOSS....................................................  $  (131,645)   $   (68,497)
                                                              ===========    ===========
BASIC AND DILUTED LOSS PER SHARE............................  $     (0.01)   $     (0.01)
                                                              ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING........................................   20,297,696     11,657,770
                                                              ===========    ===========

                See accompanying notes to financial statements.

                              MODERN RECORD, INC.

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (unaudited)

                         PREFERRED STOCK           COMMON STOCK
                         ----------------    ------------------------    ACCUMULATED
                         SHARES    AMOUNT      SHARES        AMOUNT        DEFICIT        TOTAL
                         ------    ------    ----------    ----------    -----------    ---------
Balance, October 31,
  1998.................    --       $--      23,297,696    $2,499,370    $(2,845,247)   $(345,877)
Special warrants
  (838,910 shares of
  common stock and
  838,910 warrants
  issuable upon
  exercise plus 44,350
  special warrants to
  finders).............                                       838,910                     838,910
Net loss...............                                                     (131,645)    (131,645)
                           --       ---      ----------    ----------    -----------    ---------
Balance, January 31,
  1999.................    --       $--      23,297,696    $3,338,280    $(2,976,892)   $ 361,388
                           ==       ===      ==========    ==========    ===========    =========

                See accompanying notes to financial statements.

                              MODERN RECORDS, INC.

                            STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                1999         1998
                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss..................................................  $(131,645)   $(68,497)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     (Increase) decrease in:
       Receivables..........................................    (13,404)
       Deposits.............................................     (2,434)
     Increase (decrease) in:
       Accounts payable and accrued expenses................     (6,250)     (7,584)
       Accrued interest on note payable.....................      2,000      33,925
       Accrued officer's compensation.......................     62,500      50,000
       Deferred revenue.....................................     24,984     (69,782)
                                                              ---------    --------
       NET CASH USED IN OPERATING ACTIVITIES................    (64,249)    (61,938)
                                                              ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment........................    (21,717)         --
                                                              ---------    --------
          NET CASH USED IN INVESTING ACTIVITIES.............    (21,717)         --
                                                              ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft............................................     (3,544)         --
  Advances from related parties, net........................     63,223      56,087
  Special warrants issued...................................    838,910          --
                                                              ---------    --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........    898,589      56,087
                                                              ---------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    812,623      (5,851)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............      1,656      15,417
                                                              ---------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 814,279    $  9,566
                                                              =========    ========

                See accompanying notes to financial statements.

                              MODERN RECORDS, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The interim financial statements presented have been prepared by Modern Records, Inc. (the "Company" or "Modern") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended January 31, 1999 and 1998, (b) the financial position at January 31, 1999 and October 31, 1998 and (c) the cash flows for the three months ended January 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

     The balance sheet presented as of October 31, 1998 has been derived from the financial statements that have been audited by the Company's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

2. STOCKHOLDERS' EQUITY

     Private Placement -- On January 28, 1999, the Company arranged a private placement of 969,100 special warrants at a price of $1.52Cdn. per special warrant for gross proceeds of approximately $1,473,032Cdn. Each special warrant will permit the holder, without additional payment, to acquire one common share and one non-transferable share purchase warrant on or before the earlier of the day which is four months from the closing date, if the Company becomes eligible to rely on the British Columbia Securities Commission's Blanket Order and Ruling #98/7 to issue the underlying securities subject to a four month hold period in British Columbia, or 330 days from the closing date. If the Company becomes eligible to rely on BOR #98/7, the special warrants will be deemed to be exercised on the day which is four months from the closing. Each share purchase warrant will be exercisable into one additional common share of the Company for a period of two years, at a price of $2.25Cdn per share. The special warrants will not be registered in the United States and will be subject to applicable restrictions on transfer under United States Securities laws. SAS Corporate Ltd., International Consultancy Partnership, Yorkton Securities and Jordac Investment Ltd. received an aggregate of 44,350 special warrants, as a finders' fee in connection with this private placement. Completion of this private placement was subject to regulatory approval and the Company finalizing an agreement for recording an album with Stephen Randell ("Randy") Jackson and his brothers Sigmond ("Jackie"), Jermaine, Tito and Marlon ("The Jacksons"). As of filing this report, the Company has finalized the agreement with The Jacksons and has received regulatory approval. The special warrants are expected to be issued in the near future. As of January 31, 1999, the Company had received $838,910 (approximately 1,275,143Cdn.) from this private placement.

     Stock Options -- On December 17, 1998, the Company, subject to acceptance by the applicable securities regulatory authorities, granted incentive stock options to: (i) Johan Grandin with the right to purchase up to 125,000 shares of Common Stock; (ii) Kendrik Parker with the right to purchase up to 125,000 shares of Common Stock; and (iii) Wayne Smith with the right to purchase up to 75,000 shares of Common Stock. The stock options are exercisable for a period of five (5) years, commencing on December 17, 1998 at $2.30Cdn. per share. Messrs. Grandin and Packer are directors of the Company and Mr. Smith is a consultant to the Company.

3. OFFICER'S COMPENSATION

     Effective November 1, 1998, the compensation of Randy Jackson, the Company's President and Chief Executive Officer was increased to $250,000 per year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company produces, licenses, acquires, markets and distributes high quality recorded music for a variety of musical formats.

     In May of 1997, Mr. Randy Jackson acquired a controlling interest in the Company with the intent of repositioning the Company as a forward thinking, dynamic independent label in the recording industry. During the remainder of 1997 and throughout 1998, the Company focused on establishing a more solid financial base while developing strategic initiatives capable of realizing the Company's objectives. Until recently, the Company had been undercapitalized and incapable of initiating new artist development, one of the principal drivers of future profitability.

     The primary source of revenue to the Company has been the production and release of recorded music. The Company has been closely associated with the work of recording artist Stevie Nicks, who was one of the Company's founders. Although Ms. Nicks is no longer under contract with the Company, her works continue to provide the dominant source of revenue. Limited revenue in the period was driven by the continuing sales of Stevie Nicks' "Enchanted" Album; a three CD box set which is a shared release with Atlantic Records. More than one hundred thousand copies of the "Enchanted" box set have been sold in the past year.

     During the period, the Company and The Jacksons continued discussions to sign The Jacksons on the Modern label to create and produce a new album. In March, the Company announced the signing of The Jacksons on the Modern label. Work has begun on the project and it is expected that the album will be released in the Fall of 1999. The Jacksons' recording contract (the "Jacksons' Agreement") requires the Company to make certain advances to The Jacksons upon commencement of recording and completion of The Jacksons' album, which advances are recoupable against The Jacksons' share of royalties. Randy Jackson, Chairman, Chief Executive Officer and President of the Company and Jackie Jackson, a director of the Company are members of The Jacksons.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

     Gross revenues increased $74,478 or 106.3% to $144,560 for the three months ended January 31, 1999 compared to the same period in 1998. This increase reflects the revenue sharing from the Atlantic agreement with Stevie Nicks and the successful selling of her three CD box set "Enchanted," which was released in May 1998 and to date has sold more than 112,000 copies. A steady revenue stream through 1999 on this release is anticipated. Sales results of the Jeffrey Osborne Christmas album were disappointing as a result of delayed marketing and promotional efforts. Management intends to re-release this seasonal Holiday album with significant marketing support in 1999 and expects to generate good results.

     Cost of revenues decreased $28,446 or 100% to $0 for the three months ended January 31, 1999 compared to the same period in 1998. This decrease is due to no production activity during this period. Management expects cost of revenues to increase during the year due largely to production associated with the albums for Abel Mason and The Jacksons. Gross profit improved $102,924 or 247.1% to $144,560 for the three months ended January 31, 1999 reflecting the flow through of profit from the Atlantic agreement with Stevie Nicks.

     Selling, marketing and general administrative expenses increased in 1999 over the corresponding first quarter of 1998 by $166,072 to $276,205 reflecting the costs associated with the signing of The Jacksons, ongoing work with new artist Abel Mason whose first album is expected be released in the summer of 1999, legal and accounting services required to gain new financing for Modern and a developing infrastructure including payroll, rent, and communications.

     The net loss from continuing operations for the three months ended January 31, 1999 totaled $131,645 compared to $68,497 for the same period the prior year.

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

     The Company is currently engaged in discussions with a number of lenders with respect to the possibility of obtaining long term debt financing in the future. The Company is also exploring alternative sources of financing.

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

ITEM 5. OTHER INFORMATION

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

     In March 1999, the Company consummated a private placement of 969,100 special warrants (each special warrant entitles the holder to acquire at no additional cost one share of Common Stock and one non-transferable share purchase warrant to purchase one share of common stock at an exercise price of C$2.25), for net proceeds to the Company of C$1,473,032 (the "March 1999 Private Placement"). The Company issued an aggregate of 44,350 special warrants to SAS Corporate Ltd., International Consultancy Partnership, Yorkton Securities and Jordac Investment Ltd. as a finder's fee. The consummation of the placement was conditioned on the execution of the Jacksons Agreement and governmental approval, each of which conditions have been satisfied, and the proceeds from the placement will be applied to finance production of the Jacksons Agreement.

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

(B) REPORTS ON FORM 8-K

     None

Items 2, 3, 4 and 5 are not applicable and have been omitted.

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