Form 10QSB
period 1999-04-30
MODERN RECORDS INC
filed 1999-06-14
CIK 875222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

     The number of shares outstanding of the issuer's Common Stock, no par value, as of June 11, 1999 was 23,497,414.

              MODERN RECORDS, INC. QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX


Part I. FINANCIAL INFORMATION                                                         Page

      Item 1.  Financial Statements

                   Balance Sheets as of April 30, 1999 and October 31, 1998             3

                   Statements of Operations
                        for the three and six months ended April 30, 1999 and 1998      4

                   Statements of Cash Flows
                        for the six months ended April 30, 1999 and 1998                5

                   Statements of Stockholders' Equity (Deficiency)
                        for the six months ended April 30, 1999                         6

                   Notes to Financial Statements                                        7

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                    8

Part II.           OTHER INFORMATION

      Item 1.      Legal Proceedings                                                    9

      Item 2.      Change in Securities and Use of Proceeds                             9

      Item 5.      Other Information                                                    9

      Item 6.      Exhibits and Reports on Form 8-K                                    10

                                     PART I.
ITEM 1.   FINANCIAL INFORMATION

                              MODERN RECORDS, INC.
                                 BALANCE SHEETS
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)

                                                                        April 30,        October 31,
                                                                          1999               1998
                                                                       -----------       -----------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                         $   198,597       $     1,656
     Receivables                                                                --           156,140
                                                                       -----------       -----------
            TOTAL CURRENT ASSETS                                           198,597           157,796

DEFERRED RECORD MASTER COST, NET                                           193,484           184,892

PREPAID ARTISTS ROYALTIES                                                  726,000                --

PROPERTY AND EQUIPMENT, NET                                                 36,884                --

OTHER ASSET                                                                  6,589               655
                                                                       -----------       -----------

                                                                       $ 1,161,554       $   343,343
                                                                       ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
     Bank overdraft                                                    $        --       $     3,544
     Accounts payable and accrued expenses                                 403,214           299,245
     Note payable                                                               --            19,705
     Deferred revenue                                                       23,599                --
     Recoupable advance                                                         --            50,000
     Accrued officer's compensation                                        397,917           283,333
     Due to related parties                                                 51,562             6,823
                                                                       -----------       -----------
            TOTAL CURRENT LIABILITIES                                      876,292           662,650

LONG-TERM DEBT - RELATED PARTIES                                            27,819            26,570

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
     Preferred stock; authorized - 20,000,000 shares, none issued               --                --
     Common stock, no par value; authorized - 40,000,000 shares;
        issued and outstanding - 23,497,414 shares (1999) and
        23,297,696 shares (1998)                                         3,592,737         2,499,370
     Accumulated deficit                                                (3,335,294)       (2,845,247)
                                                                       -----------       -----------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                        257,443          (345,877)
                                                                       -----------       -----------

                                                                       $ 1,161,554       $   343,343
                                                                       ===========       ===========

                 See accompanying notes to financial statements.

                              MODERN RECORDS, INC.
                            STATEMENTS OF OPERATIONS
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)

                                                               Three Months Ended April 30,            Six Months Ended April 30,
                                                              ------------       ------------       ------------       ------------
                                                                 1999               1998               1999               1998
                                                              ------------       ------------       ------------       ------------
REVENUE                                                       $     55,215       $    107,512       $    199,775       $    177,594

COST OF REVENUE                                                         --             30,869                 --             59,315
                                                              ------------       ------------       ------------       ------------

GROSS PROFIT                                                        55,215             76,643            199,775            118,279

EXPENSES
    Officer's salaries                                              62,500             50,000            125,000            100,000
    Other marketing, general and administrative expenses           351,117            133,643            564,822            193,776
                                                              ------------       ------------       ------------       ------------
                                                                   413,617            183,643            689,822            293,776
                                                              ------------       ------------       ------------       ------------

NET LOSS                                                      $   (358,402)      $   (107,000)      $   (490,047)      $   (175,497)
                                                              ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                           20,497,414         15,166,859         20,397,555         13,412,315
                                                              ============       ============       ============       ============

BASIC AND DILUTED LOSS PER SHARE                              $      (0.02)      $      (0.01)      $      (0.02)      $      (0.01)
                                                              ============       ============       ============       ============


                See accompanying notes to financial statements.

                              MODERN RECORDS, INC.
                            STATEMENTS OF CASH FLOWS
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)

                                                                   Six Months Ended April 30,
                                                                 -----------------------------
                                                                    1999              1998
                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $  (490,047)      $  (175,497)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
                Depreciation                                           2,000
                Amortization of deferred record master cost               --            25,000
                (Increase) decrease in:
                  Receivables                                        156,140                --
                  Deposits                                            (5,934)               --
                Increase (decrease) in:
                  Accounts payable and accrued expenses              103,969          (141,504)
                  Accrued interest on note payable                     4,000                --
                  Accrued officer's compensation                     114,584           100,000
                  Recoupable advance                                 (50,000)               --
                  Deferred revenue                                    23,599          (120,117)
                                                                 -----------       -----------
                  NET CASH USED IN OPERATING ACTIVITIES             (141,689)         (312,118)
                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Deferred record master cost                                      (8,592)
     Prepaid artists royalties                                      (726,000)               --
     Purchase of property and equipment                              (38,884)               --
                                                                 -----------       -----------
                  NET CASH USED IN INVESTING ACTIVITIES             (773,476)               --
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft                                                   (3,544)
     Advances from related parties, net                               22,283          (232,560)
     Common stock sold                                                    --           594,679
     Options exercised into common stock                             104,755
     Special warrants sold                                           988,612                --
                                                                 -----------       -----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES        1,112,106           362,119
                                                                 -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     196,941            50,001

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,656            15,417
                                                                 -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             198,597            65,418
                                                                 ===========       ===========


                 See accompanying notes to financial statements.

                              MODERN RECORDS, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                         SIX MONTHS ENDED APRIL 30, 1999
                           (EXPRESSED IN U.S. DOLLARS)
                                   (UNAUDITED)


                                           Preferred Stock                 Common Stock
                                     --------------------------    --------------------------    Accumulated
                                        Shares         Amount         Shares         Amount        Deficit          Total
                                     -----------    -----------    -----------    -----------    -----------     -----------
Balance, October 31, 1998                     --    $        --     23,297,696    $ 2,499,370    $(2,845,247)    $  (345,877)

Special warrants (969,100 shares
  of common stock and 969,100                                                                                             --
  warrants issuable upon exercise
  plus 44,350 special warrants
  to finders)                                                                         988,612                        988,612

Options exercised                                                      199,718        104,755                        104,755

Net loss                                                                                            (490,047)       (490,047)
                                     -----------    -----------    -----------    -----------    -----------     -----------

Balance, April 30, 1999                       --    $        --     23,497,414    $ 3,592,737    $(3,335,294)    $   257,443
                                     ===========    ===========    ===========    ===========    ===========     ===========


                 See accompanying notes to financial statements.

                              MODERN RECORDS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED APRIL 30, 1999
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

        The interim financial statements presented have been prepared by Modern Records, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended April 30, 1999 and 1998, (b) the financial position at April 30, 1999 and (c) the cash flows for the six months ended April 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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


2.      STOCKHOLDERS' EQUITY

        Private Placement - On January 28, 1999, the Company arranged a private placement of 969,100 special warrants at a price of $1.52Cdn. per special warrant for gross proceeds of approximately $1,473,032Cdn. Each special warrant will permit the holder, without additional payment, to acquire one common share and one non-transferable share purchase warrant on or before the earlier of the day which is four months from the closing date, if the Company becomes eligible to rely on the British Columbia Securities Commission's Blanket Order and Ruling #98/7 to issue the underlying securities subject to a four month hold period in British Columbia, or 330 days from the closing date. If the Company becomes eligible to rely on BOR #98/7, the special warrants will be deemed to be exercised on the day which is four months from the closing. Each share purchase warrant will be exercisable into one additional common share of the Company for a period of two years, at a price of $2.25Cdn per share. The special warrants will not be registered in the United States and will be subject to applicable restrictions on transfer under United States Securities laws. A finder's fee, consisting of 44,350 special warrants, is payable in connection with this private placement. Completion of this private placement is subject to regulatory approval and the Company finalizing an agreement for recording an album with the Jacksons. The Company has finalized the agreement with the Jacksons and has received regulatory approval.

        Stock Options - On December 17, 1998, the Company, granted incentive stock options to purchase common shares to Johan Grandin (125,000 options), Kendrik Packer (125,000 options) and Wayne Smith (75,000 options) The options are exercisable for a period of 5 years, commencing on December 17, 1998 at $2.30Cdn. per share. Mr. Grandin is a director of the Company. Mr. Smith is a consultant to the Company. Mr. Packer was a director of the Company at the grant date.

        On February 5, 1999, one of the directors exercised his options to purchase 199,718 shares at a total purchase price of $155,780Cdn.

3.      OFFICER'S COMPENSATION

        Effective November 1, 1998, the compensation of Stephen Randall Jackson, the Company's President and Chief Executive Officer was increased to $250,000 per year.

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

     The primary source of revenue to the Company has been the production and release of recorded music. The Company has been closely associated with the work of recording artist Stevie Nicks, who was one of the Company's founders. Although Ms. Nicks is no longer under contract with the Company, her works continue to provide the dominant source of revenue; her three CD box set "Enchanted" Album recently achieved Gold status with sales in excess of 167,000 albums.

     In March, the Company announced the signing of The Jacksons on the Modern label. Work has begun on the project and it is expected that the album will be released in early 2000. The Jacksons' recording contract (the "Jacksons' Agreement") requires the Company to make certain advances to The Jacksons upon commencement of recording and completion of The Jacksons' album, which advances are recoupable against The Jacksons' share of royalties. Randy Jackson, Chairman, Chief Executive Officer and President of the Company and Jackie Jackson, a director of the Company are members of The Jacksons.

RESULTS OF OPERATIONS

   SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO SIX MONTHS ENDED APRIL 30, 1998

     Gross revenues increased $22,181 or 13% to $199,775 for the six months ended April 30, 1999 compared to the same period in 1998. This increase reflects the revenue sharing from the Atlantic agreement with Stevie Nicks which required the Company along with Atlantic to retire several outstanding non-recurring financial obligations associated with the project. The Company expects revenue flow from the Atlantic Agreement to commence again in the forthcoming period.

     Cost of revenues decreased $59,315 or 100% to $0 for the six months ended April 30, 1999 compared to the same period in 1998. This decrease is due to no production activity during this period.

    Gross profit increased $81,496 or 68% to $199,775 for the six months ended April 30, 1999 reflecting lower than expected flow through from the Stevie Nicks' catalog as a result of the non-recurring debt retirement associated with the Atlantic agreement.

     Selling, marketing and general administrative expenses increased in 1999 over the corresponding second quarter of 1998 by $396,046 to $689,822 reflecting the costs associated with the signing of The Jacksons, ongoing work with new artist Abel Mason whose first album is expected be released in the fall of 1999, legal and accounting services required to gain new financing for Modern and a developing infrastructure including payroll, rent, and communications.

    The net loss from continuing operations for the six months ended April 30, 1999 totaled $490,048 compared to $175,497 for the same period the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current revenue stream is derived in large part from sales of Stevie Nicks' albums. In fiscal 1998, the Company realized $241,462 Gross Profit from sales of Stevie Nicks' albums. The Company's current management, headed by Mr. R. Jackson who acquired a 47% equity interest in the Company in 1997, intends to pursue a growth strategy that is centered on signing additional artists to the Modern label, advancing funds for production of new albums, marketing albums released on the Modern label and retaining a team of talented executives with experience in the entertainment industry. Revenues from the Company's existing product are insufficient to fund this strategy since the strategy will require significant expenditures before additional revenues are generated.

     In the last two fiscal years, the Company has financed its growth strategy primarily from sales of the Company's Common Stock to a limited number of investors, including officers and directors of the Company. In fiscal 1998, the Company raised approximately C$1.7 million from placements of its Common Stock to a limited number of investors and from the exercise of stock options by officers and directors of the Company. More recently, in March 1999, the Company completed a private placement of special warrants in which it received net proceeds of C$1.47 million. The proceeds from this placement have been applied to fund production of The Jacksons forthcoming album.

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


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

      The Company has been advised that in May 1999 a federal bankruptcy court judge requested that a federal district court issue a body attachment for the appearance of Mr. R. Jackson, Chairman and CEO of the Company, in a bankruptcy court proceeding in which a default judgment in the amount of $1.3 million had been entered against Mr. R. Jackson and others in 1996. The Company is not a party to the bankruptcy proceedings, and Mr. R. Jackson's involvement is as a defendant to the default judgment obtained by the bankruptcy plaintiff. The request for the body attachment by the bankruptcy court arose as a result of the bankruptcy plaintiff's attempt to execute on the default judgment by enforcing a prior bankruptcy court order requiring Mr. R. Jackson to turn over assets belonging to him, including shares of the Company's Common Stock owned by him. The federal district court judge executed an order indicating that the body attachment would be issued on May 26, 1999. However, on June 4, 1999, the federal district court judge revoked the order and issued a stay of proceedings in the case pending de novo review of the request for the body attachment and the default judgment. A hearing has been scheduled for July 1999 with respect to the matter, and Mr. R. Jackson has advised the Company that he intends to vigorously contest the default judgment issued against him.

ITEM 2.     CHANGE IN SECURITIES AND USE OF PROCEEDS.

UNREGISTERED SECURITIES

      In February 1999, Mr. R. Jackson exercised options to acquire 199,718 shares of Common Stock at C$.78 per share, for total proceeds of C$155,780, which proceeds were used for general working capital purposes. The Company believes that the issuance of the shares upon exercise of Mr. Jackson's options were exempt from the registration requirements of the Securities Act under
Section 4(2) of the Securities Act because the exercise of the options did not involve a public offering. Mr. R. Jackson is an accredited investor.

      In March 1999, the Company consummated a private placement of 969,100 special warrants (each special warrant entitles the holder to acquire at no additional cost one share of Common Stock and one non-transferable share purchase warrant to purchase one share of common stock at an exercise price of C$2.25), for net proceeds to the Company of C$1,473,032 (the "March 1999 Private Placement"). The Company issued an aggregate of 44,350 special warrants to SAS Corporate Ltd., International Consultancy Partnership, Yorkton Securities and Jordac Investment Ltd. as a finder's fee. The placement was conditioned on the execution of the Jacksons Agreement and governmental approval, each of which conditions have been satisfied, and the proceeds from the placement will be applied to finance production of the Jacksons Agreement. Affiliates of Mr. Stig Hans Johan Grandin, a director of the Company, and Mr. Kendrick E. Packer, formerly a director of the Company, purchased 23,000 special warrants and 90,000 special warrants, respectively, in the March 1999 Private Placement. The Company believes that the sales of the special warrants were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act because the transaction did not involve a public offering and fell within the safe harbor afforded by Regulation D under the Securities Act. There were less than 10 offerees of the special warrants and each offeree was an accredited investor.

ITEM 5.    OTHER INFORMATION.

      On June 11, 1999 the Company announced that it was proceeding with a private placement of 600,000 units at a price of C$.60 per unit with each unit comprised of one share of Common Stock and one non-transferable share purchase warrant.

      Upon issuance each share purchase warrant will entitle the holder to purchase an additional share of Common Stock for two years at C$.60 for the first year, and at C$.75 for the second year. The transaction is subject to applicable regulatory approval. The units will not be registered under the Securities and Exchange Act of 1933 and will be issued pursuant to an applicable exemption from the Securities Act registration requirements.

      In addition, in June 1999, the Company announced that it had retained Henley "Jr." Regisford as Vice-President of Artist & Repertoire (A&R) and Stanley Winslow as a consultant with respect to Sales and Promotions. Mr. Regisford has worked in A&R positions since 1992, and since 1996 was Vice-President of A&R for A&M Records. Mr. Regisford has been A&R director for such artists as the Pointer Sisters, Salt N' Pepa, Vanessa Williams and Barry White. Mr. Winslow has worked for MCA Records, Columbia Records and Elektra Entertainment, and has promoted albums for such artists as Prince, George Michael, Diana Ross, Mariah Carey, Donna Summer, New Kids on the Block and Patti Labelle.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

    3.1        Articles of Incorporation of the Company, as amended.*

    3.2        By-laws of the Company, as amended.

    3.3        Certificate of Amendment of Articles of Incorporation.

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

    10.4 Recording agreement between the Company and Mark Lennon et al., dba "Venice", dated June 29, 1989.*

    10.5 Recording agreement between the Company and Thomas J. Henrickson et al., dba "Big Trouble", dated November 22, 1989.*

    10.6       Recording agreement between the Company and Rick Vito dated April
               22, 1990.*

    10.7       Share Purchase Option Agreement with Paul E. Fishkin, dated
               November 2, 1990.*

    10.8       Share Purchase Option Agreement with John G. Proust and Jeffrey
               C. Ingber, dated January 2, 1991.

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

 (b)  Reports on Form 8-K
               None

ITEMS 3 and 4 are not applicable and have been omitted.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, Modern Records, Inc. has duly caused this report to be signed by the undersigned thereunto duly authorized.



                                                     Modern Records, Inc.
                                             -----------------------------------


Date: June 14, 1999                           /s/   Stephen Randall Jackson
                                              ----------------------------------
                                                   Stephen Randall Jackson
                                              Chairman of the Board, President
                                                 and Chief Executive Officer