Form 10QSB
period 1999-07-31
MODERN RECORDS INC
filed 1999-09-20
CIK 875222

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the quarterly period ended July 31, 1999

                                      or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ____________ to _______________.

                        Commission File Number 33-40804

                             MODERN RECORDS, INC.
            (Exact Name of Registrant as Specified in its Charter)

              California                              95-3404374
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)


   468 North Camden Drive,Third Floor
     Beverly Hills, California                           90210
(Address of Principal Executive Offices)               (Zip Code)


                                 310/ 285-5370
             (Registrant's Telephone Number, Including Area Code)

          Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES [X]     NO [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                       Outstanding at September 10, 1999
    --------------------------            ---------------------------------
    Common Stock, no par value                    24,510,864 shares

Transitional Small Business Disclosure Format (check one):

                              YES [ ]     NO [X]

                                    PART 1

ITEM 1.   FINANCIAL INFORMATION


                             MODERN RECORDS, INC.
                                BALANCE SHEETS
                          (Expressed in U.S. Dollars)
                                  (UNAUDITED)

                                                                                 July 31,                   October 31,
                                                                                   1999                        1998
                                                                               ------------                ------------
                                    ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                 $   123,729                 $     1,656
     Advance                                                                        10,000                           -
     Due from related parties                                                        4,438                           -
     Receivables                                                                         -                     156,140
                                                                               ------------                ------------
            TOTAL CURRENT ASSETS                                                   138,167                     157,796

DEFERRED RECORD MASTER COST, NET                                                   211,161                     184,892

PREPAID ARTISTS ROYALTIES                                                          762,914                           -

PROPERTY AND EQUIPMENT, NET                                                         44,341                           -

OTHER ASSET                                                                          8,486                         655
                                                                               ------------                ------------
                                                                               $ 1,165,069                 $   343,343
                                                                               ============                ============

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
     Bank overdraft                                                            $         -                 $     3,544
     Accounts payable and accrued expenses                                         512,452                     299,245
     Accrued officer's compensation                                                450,000                     283,333
     Due to related parties                                                              -                       6,823
     Deferred revenue                                                               23,599                           -
     Note payable                                                                        -                      19,705
     Recoupable advance                                                                  -                      50,000
                                                                               ------------                ------------
            TOTAL CURRENT LIABILITIES                                              986,051                     662,650

LONG-TERM DEBT - RELATED PARTIES                                                    27,193                      26,570

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY)
     Preferred stock; authorized - 20,000,000 shares, none issued                        -                           -
     Common stock, no par value; authorized - 40,000,000 shares;
        issued and outstanding - 25,088,087 shares (1999) and
        23,297,696 shares (1998)                                                 3,824,907                   2,499,370
     Accumulated deficit                                                        (3,673,082)                 (2,845,247)
                                                                               ------------                ------------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                151,825                    (345,877)
                                                                               ------------                ------------

                                                                               $ 1,165,069                 $   343,343
                                                                               ============                ============

                See accompanying notes to financial statements.

                             MODERN RECORDS, INC.
                           STATEMENTS OF OPERATIONS
                          (Expressed in U.S. Dollars)
                                  (UNAUDITED)

                                            Three Months Ended July 31,                        Nine Months Ended July 31,
                                         ------------------------------------            ------------------------------------
                                               1999                  1998                     1999                  1998
                                         ----------------     ---------------            ----------------    ----------------

REVENUE                                   $   101,719           $   124,463                $   301,494         $    302,057

COST OF REVENUE                                    -                 56,768                         -               116,083

GROSS PROFIT                                  101,719                67,695                    301,494              185,974

EXPENSES
    Officer's salaries                         62,500                60,334                    187,500              181,437
    Other marketing, general and
     administrative expenses                  377,007                94,695                    941,829              267,368
                                         ----------------     ----------------           ----------------    ----------------
                                              439,507               155,029                  1,129,329              448,805
                                         ----------------     ----------------           ----------------    ----------------
NET LOSS                                  $  (337,788)          $   (87,334)               $  (827,835)         $  (262,831)
                                         ================     ================           ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                      21,105,713            18,924,282                 20,633,608           15,302,233
                                         ================     ================           ================    ================
BASIC AND DILUTED LOSS PER SHARE               $(0.02)               $(0.00)                    $(0.04)              $(0.02)
                                         ================     ================           ================    ================

                See accompanying notes to financial statements.

                             MODERN RECORDS, INC.
                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        NINE MONTHS ENDED JULY 31, 1999
                          (Expressed in U.S. Dollars)
                                 (UNAUDITED)


                                            Preferred Stock                 Common Stock
                                      ---------------------------   -----------------------------    Accumulated
                                         Shares       Amount            Shares          Amount         Deficit           Total
                                     ------------    ------------   -------------    ------------    -----------     ------------

Balance, October 31, 1998                     -       $        -     23,297,696       $2,499,370      $(2,845,247)     $(345,877)

Special warrants (969,100 shares
  of common stock and 969,100
  warrants issuable upon exercise
  plus 44,350 special warrants
  to finders)                                                                             988,612                        988,612

Options exercised                                                       199,718           104,755                        104,755

Special warrants exercised                                            1,013,450

Private placement (600,000 shares
  of common stock and 600,000
  warrants)                                                             577,223           232,170                        232,170

Net loss                                                                                 (827,835)                      (827,835)
                                     ------------    ------------   -------------    ------------    -------------     ---------

Balance, July 31, 1999                         -      $        -     25,088,087       $ 3,824,907     $ (3,673,082)    $ 151,825
                                     ============    ============   =============    =============   ==============    =========

                See accompanying notes to financial statements.

                             MODERN RECORDS, INC.
                           STATEMENTS OF CASH FLOWS
                          (Expressed in U.S. Dollars)
                                  (UNAUDITED)

                                                                                    Nine Months Ended  July 31,
                                                                             ---------------------------------------
                                                                                   1999                   1998
                                                                             --------------          ---------------

 CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                  $ (827,835)            $ (262,831)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
                Depreciation                                                        4,500                      -
                Amortization of deferred record master cost                             -                 50,000
                (Increase) decrease in:
                  Advances                                                        (10,000)                     -
                  Receivables                                                     156,140                (94,838)
                  Other current assets                                             (7,831)               (10,654)
                Increase (decrease) in:
                  Accounts payable and accrued expenses                            213,207               (148,753)
                  Accrued interest on note payable                                   4,000                      -
                  Accrued officer's compensation                                   166,667                150,000
                  Recoupable advance                                               (50,000)                     -
                  Deferred revenue                                                  23,599               (141,574)
                                                                             --------------          --------------
                  NET CASH USED IN OPERATING ACTIVITIES                           (327,553)              (458,650)
                                                                             --------------          --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Deferred record master cost                                                   (26,269)                     -
     Prepaid artists royalties                                                    (762,914)                     -
     Purchase of property and equipment                                            (48,841)                     -
                                                                             --------------         ---------------
                  NET CASH USED IN INVESTING ACTIVITIES                           (838,024)                     -
                                                                             --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft                                                                 (3,544)                 9,477
     Advances to related parties, net                                              (34,343)              (472,573)
     Issuance of common stocks                                                     336,925                882,982
     Addition of loan                                                                    -                 25,000
     Special warrants sold                                                         988,612                      -
                                                                             --------------          -------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,287,650                444,886
                                                                             --------------          -------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   122,073                (13,764)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       1,656                 15,417
                                                                             --------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   123,729            $     1,653
                                                                             ==============           ============

                See accompanying notes to financial statements.

                             MODERN RECORDS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED JULY 31, 1999
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The interim financial statements presented have been prepared by Modern Records, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended July 31, 1999 and 1998, (b) the financial position at July 31, 1999 and (c) the cash flows for the nine months ended July 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

     The balance sheet presented as of October 31, 1998 has been derived from the financial statements that have been audited by the Company's independent auditors. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.


2.   STOCKHOLDERS' EQUITY

     Private Placement - On January 28, 1999, the Company arranged a private
     -----------------
     placement of 969,100 special warrants at a price of $1.52Cdn. per special warrant for gross proceeds of approximately $1,473,032Cdn. Each special warrant will permit the holder, without additional payment, to acquire one common stock and one non-transferable share purchase warrant on or before the earlier of the day which is four months from the closing date, if the Company becomes eligible to rely on the British Columbia Securities Commission's Blanket Order and Ruling #98/7 to issue the underlying securities subject to a four month hold period in British Columbia, or 330 days from the closing date. If the Company becomes eligible to rely on BOR #98/7, the special warrants will be deemed to be exercised on the day which is four months from the closing. Each share purchase warrant will be exercisable into one additional common stock of the Company for a period of two years, at a price of $2.25Cdn per share. The special warrants will not be registered in the United States and will be subject to applicable restrictions on transfer under United States Securities laws. A finder's fee, consisting of 44,350 special warrants, is payable in connection with this private placement. Completion of this private placement is subject to regulatory approval and the Company finalizing an agreement for recording an album with the Jacksons. The Company has finalized the agreement with the Jacksons and has received regulatory approval. As of July 31, 1999 these special warrants have been exercised.

     On June 11, 1999 the Company arranged a private placement of 600,000 units at a price of $.60Cdn per unit with each unit comprised of one share of Common Stock and one non-transferable share purchase warrant. Each share purchase warrant will entitle the holder to purchase an additional share of Common Stock for two years at $.60Cdn per share for the first year, and at $.75Cdn per share for the second year. The units will not be registered in the United States and will be subject to regulatory approval. As of July 31, 1999 payments for 577,223 units had been received. These additional shares were included in calculation of weighted average number of shares outstanding. Subsequent to the end of the quarter ended July 31, 1999, all of the units were issued.

     Stock Options - On  December 17, 1998, the Company granted incentive stock
     -------------
     options to purchase common shares to Mr. Johan Grandin (125,000 options), Mr. Kendrik Packer (125,000 options) and Mr. Wayne Smith (75,000 options). The options are exercisable for a period of 5 years, commencing on December 17, 1998 at $2.30Cdn. per share. Mr. Grandin is a director of the Company. Mr. Smith is a consultant to the Company. Mr. Packer was a director of the Company at the grant date.

     On June 11, 1999 the Company engaged the services of Roland Perry of Perry & Co., an investor and public relations firm specializing in the Internet, restaurant and the entertainment industries. As compensation for his services, Mr. Perry received options to purchase 200,000 shares of the Company's Common Stock at C$0.82 per share (approximately US$.54 as at July 31, 1999). The options will expire two years from the date of issuance.

     On February 5, 1999, Mr. R. Jackson exercised his options to acquire 199,718 shares of common stock at a total purchase price of $155,780Cdn.


3.   OFFICER'S COMPENSATION

     Effective November 1, 1998, the compensation of Mr. R. Jackson, the Company's President and Chief Executive Officer was increased to $250,000 per year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Modern Records, Inc. (the "Company" or the "Registrant") produces, licenses, acquires, markets and distributes high quality recorded music for a variety of musical formats.

     In May of 1997, Mr. Randy Jackson acquired a controlling interest in the Company with the intent of repositioning the Company as an independent label in the recording industry.

     The primary source of revenue to the Company has been the production and release of recorded music. The Company has been closely associated with the work of recording artist Stevie Nicks, who was one of the Company's founders. Although Ms. Nicks is no longer under contract with the Company, her works continue to provide almost all of the Company's revenue; in April 1999 her three CD box set "Enchanted" Album achieved Gold status with sales in excess of 167,000 albums.

     In March 1999, the Company announced the signing of The Jacksons on the Modern Records label. Work has begun on the project and it is expected that the album will be released in the spring of 2000. The Jacksons' recording contract (the "Jacksons' Agreement") requires the Company to make advances totaling $2,000,000 to The Jacksons upon commencement of recording and completion of The Jacksons' album, which advances are recoupable against The Jacksons' share of royalties. The Company has already paid $1,000,000 of the advances out of funds raised through its private placements. Randy Jackson, Chairman, Chief Executive Officer and President of the Company and Jackie Jackson, a director of the Company, are members of The Jacksons. (See "Liquidity and Capital Resources," below)

     Subsequent to the end of the third quarter, effective August 8, 1999, the Company entered into an agreement with MCY.com for the distribution of the Company's catalogue in digital form directly from the MCY.com website. MCY.com acquired the global digital distribution rights of the Company's current and future artists catalogue. The Company believes that MCY.com's proprietary NETrax(TM) distribution technology prevents piracy, which has been the primary concern with the more prevalent, and less secure, MP3 format of downloading musical tracks from the Internet. NETrax (TM) is designed to prevent the subsequent re-copying of downloaded tracks by the customer and to prevent illegal downloading. MCY.com shoppers can purchase digital tracks from the Company's catalogue ranging in price from US $0.99 to $1.99 per track of which the Company will receive 60% and MCY.com will receive 40%.

     The Company also announced in August 1999 the launch of its website which provides information for investors and allows direct sales of albums of Stevie Nicks, the Jackson 5, Michael Jackson, Janet Jackson, and 3T.

RESULTS OF OPERATIONS

THREE  MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998

     Gross revenues decreased $22,744 or 18.3% to $101,719 for the three months ended July 31, 1999 compared to the same period in 1998. This decrease reflects primarily the fact that more revenue from sales of Stevie Nicks' "Enchanted" album were generated in 1998, closer in time to the album's release in April 1998.

     Cost of revenues decreased $56,768 or 100% to $0 for the three months ended July 31, 1999 compared to the same period in 1998. This decrease is due to no production activity during this period.

     Gross profit increased $34,024 or 50.3% to $101,719 for the three months ended July 31, 1999. This increase is due to no production costs in the three-month period ended July 31, 1999.

     Selling, marketing and general administrative expenses increased in 1999 over the corresponding third quarter of 1998 by $282,312 to $377,007 reflecting the costs associated with the signing of The Jacksons, ongoing work with new artist Abel Mason whose first album is expected be released in the next several months, legal and accounting services required to gain new financing for the Company and infrastructure including payroll, rent, and communications.

     The net loss from continuing operations for the three months ended July 31, 1999 totaled $337,768 compared to $87,334 for the same period the prior year.

NINE MONTHS ENDED JULY 31, 1999 COMPARED TO NINE MONTHS ENDED JULY 31, 1998

     Gross revenues for the nine months ended July 31, 1999 were flat compared to the same period in 1998. This was due primarily to the fact that (i) the nine-month period ended July 31, 1999 reflected greater revenue from sales of Stevie Nicks' "Enchanted" album, which was released in April 1998, compared to the comparable period ended July 31, 1998, while (ii) catalogue sales in the nine month period ended July 31, 1998 were greater than they were in the comparable period ended July 31, 1999.

     Cost of revenues decreased $116,083 or 100% to $0 for the nine months ended July 31, 1999 compared to the same period in 1998. This decrease is due to no production activity during the nine-month period ended July 31, 1999.

     Gross profit increased $115,520 or 62.6% to $301,494 for the nine months ended July 31, 1999. This increase is due to no production costs in the nine-month period ended July 31, 1999.

     Selling, marketing and general administrative expenses increased in 1999 over the corresponding period of 1998 by $674,461 to $941,829 reflecting the costs associated with the signing of The Jacksons, ongoing work with new artist Abel Mason whose first album is expected be released in the next several months, legal and accounting services required to gain new financing for the Company and infrastructure including payroll, rent, and communications.

     The net loss from continuing operations for the nine months ended July 31, 1999 totaled $827,835 compared to $282,831 for the same period the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's current revenue stream is derived in large part from sales of Stevie Nicks' albums. In fiscal 1998, the Company realized $241,462 gross profit from sales of Stevie Nicks' albums. The Company's current management, headed by Mr. Randy Jackson, who acquired a 47% equity interest in the Company in 1997, intends to pursue a growth strategy that is centered on signing additional artists to the Modern label, advancing funds for production of new albums, marketing albums released on the Modern label and retaining a team of talented executives with experience in the entertainment industry. Revenues from the Company's existing products are insufficient to fund this strategy since the strategy requires significant expenditures before additional revenues are generated.

     In the last two fiscal years, the Company has financed its growth strategy primarily from sales of the Company's no par value common stock ("Common Stock") to a limited number of investors, including officers and directors of the Company. In fiscal 1998, the Company raised approximately C$1.7 million (approximately US$1,148,028) from placements of its Common Stock to a limited number of investors and from the exercise of stock options by officers and directors of the Company. More recently, in March 1999, the Company completed a private placement of special warrants in which it received net proceeds of C$1.47 million (approximately US$988,612). The proceeds from this private placement were applied to the advance owed to The Jacksons for their forthcoming album. In August 1999 the

Company completed a private placement of units consisting of Common Stock and share purchase warrants in which it received net proceeds of C$360,000 (approximately US$240,040 as at July 31, 1999).

     The Company's implementation of its growth strategy is dependent on the Company's ability to obtain additional debt, equity and other financing, particularly during the period before the Company releases, and begins to derive revenues from, albums with its existing artists such as The Jacksons and Abel Mason. There can be no assurance that such financing will be available to the Company on favorable terms, if at all.

     At July 31, 1999, the Company had a working capital deficit of $847,884, which amount includes $450,000 of accrued compensation to Mr. Randy Jackson. In addition, the Company is required to pay The Jacksons the $1,000,000 balance of their advance on completion of their album. The Company does not currently have these funds available and does not expect that sales of its existing products will produce enough funds to pay the balance of the advance. To obtain funds for payment of the advance, the Company is currently engaged in discussions with a number of lenders with respect to the possibility of obtaining long term debt financing in the future. Such discussions are in the preliminary stages. The Company is also exploring alternative sources of financing. There can be no assurance that such financing will be available to the Company on favorable terms, if at all. In the event that the Company is unable to obtain the necessary funds to pay the advance, it may default in its obligations under the terms of the Jacksons' Agreement.

YEAR 2000 ISSUES

     This discussion for "Year 2000" (or "Y2K") relates to the possible inability of computers, hardware or software to perform properly because they are unable to interpret date information correctly after December 31, 1999, and includes all of the associated consequences of such failures on the Company's operations. If not corrected, such situations could result in a number of things, including computer-system failure.

     The Company's plan to address the Year 2000 problem involved two phases: assessment of risks and remediation. The Company has completed both phases and believes that all primary software applications and hardware being used within the Company are Year 2000 compliant and that any Y2K problems of its vendors or suppliers will not materially adversely effect the Company's business.

     The Company is not currently producing or shipping new product and does not anticipate doing so until after the year 2000 has started. The number of vendors and suppliers on which it is dependent is, therefore, considerably reduced. The Company has inquired of those vendors and suppliers with whom it is currently doing business and they have given assurances that they are Y2K compliant.

     The Company has not incurred any significant costs in association with its remediation program. The Company believes software and hardware components currently owned by the Company contain sufficient upgrade capability to operate after December 31, 1999.

     The Company's only contingency plan is the saving of information and recordings on separate back-up disks and tapes. The Company does not have and does not plan to devise any other contingency plan for a Year 2000 problem. The Company believes its operations will not be materially adversely affected upon the occurrence of a hardware or software failure. In the event of a computer failure, the Company plans to purchase the new software or hardware needed in order to repair or replace the affected hardware or software.

     Although the Company believes that it has assessed and remedied all of its Y2K problems and that any Y2K problems of its vendors and suppliers will not cause material adverse disruptions in the Company's operations, the Company cannot be sure that it has identified all of its Y2K problems and that will not suffer business interruptions because of its own Y2K problems or those of its vendors or suppliers whose Year 2000 problems may make it difficult or impossible for them to fulfill their commitments to the Company. If the Company has failed to satisfactorily resolve Year 2000 issues in a timely manner, it could have a material adverse effect on the Company's business and could expose the Company to liability to third parties.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     Reference is made to Part II, Item 1 of the Company's Quarterly Report on Form 10-QSB for the quarter ending April 30, 1999, for a description of the default judgment in the amount of $1.3 million which had been entered against Mr. Randy Jackson and others in a bankruptcy proceeding. At a hearing held on July 15, 1999, the judge in the matter voided and vacated the default judgment against Mr. Randy Jackson, relieving him from any further liability to the plaintiff.

ITEM 2.   CHANGES IN SECURITIES.

UNREGISTERED SECURITIES

     On June 11, 1999, the Company engaged the services of Roland Perry of Perry & Co., an investor and public relations firm specializing in the Internet, restaurant and the entertainment industries. As compensation for his services, Mr. Perry received options to purchase 200,000 shares of the Company's Common Stock at C$0.82 per share (approximately US$.54 as at July 31, 1999). The options will expire two years from the date of issuance. In addition, Mr. Perry subscribed for 100,000 units in the private placement completed on August 20, 1999 which is described immediately below. The Company believes that the issuance of the options to Mr. Perry was exempt from the registration requirements of the Securities Act of 1933, as amended

(the "Securities Act") under Section 4(2) of the Securities Act because the issuance of the options did not involve a public offering.

     Subsequent to the end of the third quarter, on August 20, 1999, the Company completed a private placement offering of units. The Company raised C$360,000 (approximately US$240,040 at July 31, 1999) from its private placement of 600,000 units at a price of C$.60 per unit (approximately US$.40 as at July 31, 1999). Each unit consisted of one share of Common Stock and one non-transferable share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of Common Stock for two years at C$.60 (approximately US$.40 as at July 31, 1999) for the first year, and at C$.75 (approximately US$.50 as at July 31, 1999) for the second year. The Company believes that the sales of units were exempt from the registration requirements of the Securities Act under Section 4(2) of the Securities Act because the transaction did not involve a public offering.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders on May 3, 1999, the following actions were taken:

1.   Election of Directors

     Name                                  For                   Withheld
     ----                                  ---                   --------
     Stephen Randall (Randy) Jackson       14,285,459            0
     Stig Hans Johan Grandin               14,285,459            0
     Sigmund (Jackie) Jackson              14,285,459            0
     Kendrik Packer                        14,285,459            0
     Lawrence Gallo                        14,285,459            0

There were no broker non-votes.

2. Appointment of Hollander, Lumer and Co., LLP as the Company's independent auditors to serve until the next annual meeting of shareholders

     For                        14,285,459
     Against                    0
     Abstain                    0

There were no broker non-votes.

3. Ratification of the appointment of Hollander, Lumer and Co., LLP as the Company's independent auditors for fiscal year ended October 31, 1998

     For                        14,285,459
     Against                    0
     Abstain                    0

There were no broker non-votes.

4. Ratification of shareholders' and directors' actions in furtherance of prior amendments of the Articles of Incorporation and Bylaws of the Company

     For                        14,285,459
     Against                    0
     Abstain                    0

There were no broker non-votes.

5. Approval of a resolution authorizing the Company's directors to grant stock options to directors, officers, employees and other "insiders" of the Company (as the term "insider" is defined in the British Columbia Securities Act) and to amend such options from time to time as required

     For                        14,285,459
     Against                    0
     Abstain                    0

There were no broker non-votes.

ITEM 5.   OTHER INFORMATION.

     On June 15, 1999 the Company announced that it had engaged the services of Roland Perry of Perry & Co., an investor and public relations firm specializing in the Internet, restaurant and entertainment industries. The Company will additionally be utilizing Perry & Co.'s recently formed Internet Consulting division, which helps public and private corporations identify e-commerce opportunities within their stated field of expertise. Mr. Perry will assist the Company in developing an Internet strategy intended to strengthen the Company's brand identification with both trade and consumer audiences and to assist in identifying acquisition candidates and joint venture partners within the rapidly expanding Internet-based music industry. The agreement is for an initial term of two years and provides that Mr. Perry will receive, as sole compensation for his services, options to purchase 200,000 shares of the Company's Common Stock at C$0.82 per share (approximately US$.54 as at July 31, 1999). The options are for a term of two years. Additionally, Mr. Perry subscribed for 100,000 units in the Company's private placement which was completed on August 20, 1999. (See PART II, ITEM 2, above.)

EVENTS OCCURRING SUBSEQUENT TO THE END OF THE THIRD QUARTER

     The Company announced on August 6, 1999 that Russ Regan had become a consultant to the Company. Mr. Regan, a former President of Quality Records, is consulting with the officers and employees of the Company on administration, marketing, distribution, A&R (artists and repertoire) and promotion matters. Russ Regan has played a major role in the careers of many recording artists including Frank Sinatra, Elton John, Olivia Newton-John, Neil Diamond, Barry White, the Beach Boys, Marvin Gaye, Smokey Robinson, The Supremes and The Miracles.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     10.01 Employment Agreement dated May 17, 1999 between the Company and Henley "Jr." Regisford.

     10.02    Agreement dated June 11, 1999 between the Company and Roland
              Perry.

     10.03 Incentive Stock Option Agreement dated June 15, 1999 between the Company and Roland Perry.

     10.04 Agreement dated August 8, 1999 between the Company and MCY Music World, Inc.

     27       Financial Data Schedule

(b)  Reports on Form 8-K

        None


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 MODERN RECORDS, INC.



Date: September 17, 1999           /s/ Stephen Randall Jackson
                                 --------------------------------
                                 Stephen Randall Jackson
                                 Chairman of the Board, President
                                 and Chief Executive Officer