Form 10KSB
period 1999-10-31
MODERN RECORDS INC
filed 2000-02-15
CIK 875222

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                         ANNUAL REPORT ON FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended October 31, 1999

                        Commission file number 33-40804

                               ----------------

                             MODERN RECORDS, INC.
             (Exact name of registrant as specified in it charter)

                 California                                      95-3404374
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

         468 North Camden Drive, Third Floor, Beverly Hills, CA 90210

         Issuer telephone number, including area code: (310) 285-5370

                               ----------------

          Securities registered under Section 12(b) of the Act: None

          Securities registered under Section 12(g) of the Act: None

                               (Title of Class)

                               ----------------

  Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  The Issuer's revenues for the most recent fiscal year were $450,971.

  The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant on October 31, 1999, based on the average closing bid and asked price of the Common Stock as quoted on the Canadian Venture Exchange on such date, was approximately C$15,284,924.

  The number of shares of the Registrant's Common Stock outstanding as of February 4, 2000 was 27,369,114 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

  Transitional Small Business Disclosure Format (Check One): Yes [_] No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 MODERN RECORDS
                          ANNUAL REPORT ON FORM 10-KSB

                                     INDEX

                                                                          Page
                                                                          ----
                                      PART I

 Item 1.  Business......................................................    3

 Item 2.  Properties....................................................    6

 Item 3.  Legal Proceedings.............................................    6

 Item 4.  Submission of Matters to a Vote of Security Holders...........    6

                                      PART II

          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................    7

          Management's Discussion and Analysis of Financial Condition
 Item 6.  and Results of Operations.....................................    7

 Item 7.  Financial Statements..........................................    9

 Item 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   10

                                     PART III

 Item 9.  Directors and Executive Officers of the Registrant............   11

 Item 10. Executive Compensation........................................   12

          Security Ownership of Certain Beneficial Owners and
 Item 11. Management....................................................   14

 Item 12. Certain Relationships and Related Transactions................   14

 Item 13. Exhibits and Reports on Form 8-K..............................   15

 Signatures..............................................................  17

                                    PART I

  This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. These include, among others, the statements about Modern Record's plans and strategies under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Although Modern Records believes that its plans, intentions and expectations reflected in or suggested by such forward looking statements are reasonable, it cannot assure that such plans, intentions or expectations will be achieved. Actual results may differ materially from the forward-looking statements made in this Annual Report on Form 10-KSB.

ITEM 1. BUSINESS

General

  Modern Records Inc. ("Modern Records") licenses, acquires, markets and distributes recorded music in a variety of genres.

  Modern Records was incorporated under the laws of the State of California on November 28, 1978. Modern Records was formed to obtain an exclusive recording contract with Stevie Nicks as well as recording contracts with other artists. Ms. Nicks released six solo albums on the Modern Records label from 1981 to 1994 which sold a total of over 12 million copies. Modern records distributes its products pursuant to distribution agreements with Atlantic Recording Corporation ("Atlantic") and MCY Music World, Inc. ("MCY").

  In May 1997, Stephen Randall Jackson acquired all of the shares of common stock of Modern Records held by Paul Fishkin, one of Modern Records' founders, or approximately 47% of the outstanding shares. Of the 6,822,499 shares acquired, 2,555,000 are still registered in Mr. Fishkin's name and are being held in escrow until the earlier of such time as Modern Records achieves certain financial goals or March 31, 2001. If Modern Records does not achieve the targeted performance goals, the escrowed shares will be canceled.

  Our principal executive offices are located at 468 North Camden Drive, Third Floor, Beverly Hills, CA 90210, and our telephone number is (310) 285-5350. Our Website address is modernrecords.com.

Our Objective and Strategy

  Modern Records is an independent record label focused on creating a dynamic artist portfolio. Our objective is to establish Modern Records as a leading force in the recording industry. Our strategy for achieving this includes:

  . Signing established artists. Our strategy is to build a portfolio of established artists that have a history of consistent sales but are no longer under contract with a major record label. We believe that Mr. Jackson's connections and relationships in the recording and music publishing industry will be a significant factor in our ability to acquire and market such artists.

  . New artist development. In addition to building a portfolio of established artists, we intend to develop new artists to enhance the long term value of our portfolio. As an independent label, we believe that we can provide a cultural environment that will maximize artistic growth by fostering superior performance and creativity.

  . Strategic acquisitions. We believe that the acquisition of independently owned music catalogs, publishing companies and undercapitalized record labels will assist us in developing a sustainable cash flow. This will help reduce our business risks and fuel growth by providing an adequate and diversified base of assets that generate recurring earnings.

  . Marketing the music of Modern Records. Increasing awareness of the Modern Records brand is essential to our growth. We intend to build brand awareness with trade and consumer audiences by providing distributors with innovative, well-coordinated marketing campaigns in connection with each new release. We will do this through packaging and promotions that reinforce the dynamic nature of Modern Records and its artists. We also intend to support distributors' efforts to gain a greater retail presence and market share for Modern Records.

  . Multi-channel distribution. We intend to use our industry relationships to secure major label distribution for our products. Our strategy is to develop the use of major distributors and independent distributors that have access to many of the smaller markets. We also plan to place a greater emphasis on international distribution.

Artist Relationships

  Contract Terms. We contract with our artists on an exclusive basis for the marketing of their recordings in return for a royalty based on the net sales of the recordings. The rights are generally obtained on a worldwide basis. Typically, a contract will provide for an artist to deliver a certain number of albums with advances against royalties paid when the contract is signed and upon delivery of each album. Generally, we have the option, exercisable for a specified period of time, to accept the product that the artist delivers. Normally, if we do not exercise the option, the artist will have no further obligation to deliver any additional product. The provisions in our contracts with established artists do, however, vary considerably. For example, they may require us to release a specified number of albums or contain an option that is exercisable for more than one album.

  Our advances are generally recovered from the royalties payable to the artists. In addition, we recover a portion of the marketing and touring costs, if any, from the royalty payments.

  Recording. Recording contracts may provide for the artists to deliver completed recordings to us or we may undertake to record the artist. If we advance the recording costs, these costs are also recouped from the royalties payable to the artist. Our staff is involved in selecting producers, recording studios, any additional musicians and the tracks to be recorded, as well as supervising the output of recording sessions. Our involvement may be minimal, however, for more established artists.

Licensing

  Our licensing activity involves the acquisition of rights to certain master recordings and compositions and the grant of rights to third parties in the master recordings and compositions that we own. Typically, on the albums we release, we obtain an ownership or co-ownership interest in newly recorded compositions written by the artist performing them on that album. The rights to use the other compositions on the albums we release are obtained from the publishers of those compositions under agreements that are often issued through a central agency. The license fees for albums, or mechanical license fees, are customarily indexed to a statutory rate set by the United States Copyright Act, which is currently 7.1 cents for a performance of up to five minutes and more for longer performances. Although fees for audiovisual works, or synchronization license fees, vary from set fees to a percentage of the sales price, the fee often corresponds to the statutory rate for mechanical licenses. We also issue our own mechanical and synchronization licenses to third parties when they use compositions from our catalog.

  We enforce the performance rights in compositions that we own under agreements we have with the American Society of Composers, Authors and Publishers, Broadcast Music, Inc. and SESAC, Inc., which licenses commercial users of music like radio and television broadcasters, restaurants and retailers. These license fees are based upon the frequency and type of performances.

Our Portfolio

  Jeffrey Osborne. In 1997, we produced and released an album entitled "Something Warm for Christmas" by Jeffrey Osborne. The album was distributed through an agreement with Platinum Entertainment, Inc. which has since expired. We repackaged the CD for a Christmas re-release this year.

  Stevie Nicks. In May 1998, we released a three-CD box set entitled "Enchanted" by Stevie Nicks through a distribution agreement with Atlantic. The set acheived Gold status in April 1999. To date, the set has sold over 170,000 copies.

  Abel Mason. In June 1998, we entered into an agreement with Abel Mason, a previously unsigned R&B artist, for a five album commitment. We expect to release his debut album, which features producer G-One on several tracks, sometime in 2000.

  The Jacksons. In March 1999, we entered into an agreement with The Jacksons to produce their next album. The terms of the agreement require us to advance $2 million dollars to the Jacksons with one half payable upon commencement of recording and the balance payable upon the delivery and acceptance by us of the master recording. We made the first $1 million payment out of the proceeeds from a private placement of our securities. The album is expected to be released in the third quarter of fiscal 2000. Randy Jackson, Chairman and Chief Executive Officer of Modern Records, and Jackie Jackson, a director of Modern Records, are members of The Jacksons.

  Tiffany. In January 2000, we entered into an agreement with Tiffany to provide us with four new albums and an additional greatest hits album featuring her hits from the late 80s. Tiffany has sold an estimated 14 million records to date.

Distribution Agreements

  Atlantic. Although Stevie Nicks is no longer under contract with us, we continue to derive a significant portion of our revenue from sales of the three-CD box set distributed by Atlantic. Under the terms of this agreement, we receive 50% of the revenues received by Atlantic, after expenses.

  MCY. In August 1999, we entered into an agreement with MCY under which MCY acquired the digital distribution rights to our catalogue of current and future artists. Consumers can download tracks from our catalogue in digital format directly from MCY's Web site through MCY's proprietary NETrax(TM) distribution technology. We believe that the NETrax technology prevents piracy and is more secure than other formats for downloading music from the Internet.

Competition

  Our success depends on the skill and creativity of our employees and our relationship with our artists. We face intense competition for discretionary consumer spending from numerous other record companies, video companies and others. We compete directly with other record companies, including the five major international recorded music companies, as well as other record and music publishing companies, to sign established and new artists and songwriters and to acquire music catalogs. Our competitors generally have significantly greater financial resources, longer operating histories and larger music catalogs. To compete successfully, we must:

  .  obtain financing to fund our growth strategy;

  .  build upon and maintain our reputation for quality music products; and

  .  introduce music products that are accepted by consumers.

Government Regulation

  There is no material government regulation of Modern Record's business.

Employees

  As of February 4, 2000, Modern Records had 7 employees, including 6 full-time and 1 part-time employee. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

  Modern Records maintains its principal executive offices in approximately 1,800 square feet of office space in Beverly Hills leased on a month to month basis with monthly lease payments of $7,245.

  We are currently considering options for new facilities in the Los Angeles area that would support our growing space requirements. We expect that any new space we decide to lease or acquire will include studio space to allow for rehearsals and recording to take place in the same facility that houses our corporate offices.

  Modern Records believes that its existing leased property is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS.

  Modern Records is not a party to any pending material legal proceeding, other than routine litigation that is incidental to its business or is covered by insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

  Modern Records's common stock is traded on the Canadian Venture Exchange CDNX under the symbol "MZR.V" and on the Over the Counter Bulletin Board under the symbol "MDNR". The following table sets forth the high and low bid prices of the common stock for the quarters indicated as quoted on the CDNX. The amounts set forth below are listed in Canadian Dollars ("C$").

                                            Fiscal Year Ended Fiscal Year Ended
                                            October 31, 1999   October 31, 1998
                                            ----------------- ------------------
                                              High     Low      High      Low
                                            ----------------- --------- --------
   First Quarter........................... C$  2.55 C$  1.25    C$ .50 C$   .15
   Second Quarter..........................     2.25     1.00       .65      .15
   Third Quarter...........................     1.34      .60       .95      .50
   Fourth Quarter..........................     1.09      .58      1.50      .50

  The above quotations represent prices between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

  As of October 31, 1999, there were approximately 57 holders of record of Modern Records common stock.

  Modern Records has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. Modern Records currently intends to retain future earnings to finance its operations and fund the growth of its business. Any payment of future dividends will be at the discretion of the board of directors of Modern Records and will depend upon, among other things, Modern Records's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that Modern Records's board of directors deems relevant.

Recent Sales of Unregistered Securities

  In October 1999, we issued 315,750 unites in a private placement. Each unit consists of one share of common stock and one non-transferable warrant to purchase an additional share of common stock for two years at C$.60 (approximately US$.41) for the first year, and at C$.75 (approximately US$.52) for the second year. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933, as amended, to investors who were accredited or sophisticated and had access to information regarding Modern Records.

  In November 1999, we issued 1,622,500 units in a private placement. Each unit consists of one share of common stock and one non-transferable warrant to purchase an additional share of common stock for two years at C$.90 (approximately US$.62) for the first year, and at C$1.25 (approximately US$.86) for the second year. Of these units, (1) 20,000 units were issued to Jordac Investments Ltd., (2) 14,000 units were issued to each of Reidar Ostman and Anders Alsing, and (3) 24,500 units were issued to Yorkton Securities in consideration of their services in placing the units. The issuances were made in reliance on Section 4(2) of the Securities Act to investors who were accredited or sophisticated and had access to information regarding Modern Records.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Our principal business activities are producing, acquiring, licensing, marketing and distributing audio recordings.

  To date, our primary source of revenue has been from the sales of the works of Stevie Nicks, one of the founders of Modern Records. Ms. Nicks is no longer under contract with us but these sales continue to provide us with a significant source of revenue. Additional revenues are provided from the sales of other less successful artists in our catalogue, although we may not maintain these sources in the future.

  In the past we have also licensed our catalog to others. We believe that this potential source of revenue has been underutilized and we intend to pursue additional sources of licensing revenue in the future.

  Funds from the sales of securities have provided us with the means to attract additional talent to our label. In fiscal 1998, we signed Abel Mason a previously unsigned artist, with a commitment for four albums. We expect that the release of his debut album in fiscal 2000 will provide us with an additional source of revenue. In addition, we expect to release The Jackson's new album in the third quarter of fiscal 2000. We also recently signed recording artist Tiffany to the Modern Records label with a commitment for four new albums and one greatest hits album. Tiffany has sold 14 million records to date and we expect this addition to our artist roster will be a significant source of additional revenue.

  A significant recurring funding requirement for us are the expenses associated with A&R. These include recording costs and advances to the artists prior to distribution of the final product and before we realize any potential profits. We make substantial payments each quarter for these expenses to maintain and enhance our artist roster. To the extent possible, these costs are recouped from the royalties otherwise payable to the artist from future albums. When an artists current popularity and past performance provide a sound basis for estimating the extent to which we will be able to recoup such costs from royalties, the advances are capitalized as an asset.

  Our ability to achieve and maintain profitability in the future will depend on our ability to attract and maintain the talent that will provide us with a steady source of revenue, as well as our ability to successfully market such talent.

Results of Operations

 Fiscal Year Ended October 31, 1999 Compared to Fiscal Year Ended October 31,
1998

  Revenues. For the fiscal year ended October 31, 1999 ("fiscal 1999") Modern Records had revenues of $450,971 compared to revenues of $355,246 for the fiscal year ended October 31, 1998 ("fiscal 1998"), an increase of $95,725 or approximately 26%. This increase in revenues for fiscal 1999 was due primarily to an increase in revenues derived from our distribution agreement with Atlantic from $297,715 in fiscal 1998 to $359,193 in fiscal 1999, an increase of $61,478 or approximately 21%. This increase reflects continued strong sales for the three CD box set by Stevie Nicks entitled "Enchanted," which was released in May 1998 through a distribution agreement with Atlantic. In addition, other recording revenues increased to $87,985 in fiscal 1999 from $0 in fiscal 1998, due to revenues from the distribution of the Jeffrey Osborne Christmas CD.

  Cost of Revenues. Cost of revenues increased from $96,749 in fiscal 1998 to $184,930 in fiscal 1999, an increase of $88,181 or approximately 91%. This increase was primarily due to the artist and repertoire ("A&R") expenses in connection with production on the Abel Mason CD.

  Gross Profits. Gross profit increased from $258,497 in fiscal 1998 to $266,041 in fiscal 1999, an increase of $7,544 or approximately 3%. This relatively small increase is due to the increase in revenues received from our agreement witht Atlantic Records to distribute the Stevie Nicks CD box set, offset by an increase in cost of revenues to produce new recordings.

  Expenses. Total expenses increased from $810,864 in fiscal 1998 to $1,690,547 in fiscal 1999, an increase of $879,683 or approximately 108%. The increase is mainly due to our continued commitment to developing a strategic business plan, attracting appropriate equity and debt financing and establishing an organizational infrastructure.

  In connection with developing our organizational infrastructure, expenses for officers' salaries increased from $200,000 in fiscal 1998 to $250,000 in fiscal 1999, an increase of $50,000 or 25% due to an increase in the salary of our Chairman and Chief Executive Officer, Mr. Jackson. In addition, expenses for other salaries increased from $63,402 in fiscal 1998 to $202,105 in fiscal 1999, an increase of $138,703 or approximately 219%. This is increase is associated with the hiring of additional personnel to implement our growth strategy.

  Balance sheet improvements were registered during the year ended October 31, 1999 with total assets increasing from $343,343 for fiscal 1998 to $971,814 for fiscal 1999, an increase of $628,471 or approximately 183%. This was due largely to costs that were capitalized in connection with prepaid royalties that we expect to recoup in connection with the release of The Jacksons new album. Total current liabilities increased, however, from $664,220 in fiscal 1998 to $1,268,105 in fiscal 1999, an increase of $603,885 or approximately 91% due to an increase in accounts payable and salaries deferred at the election of our chief executive officer. Total shareholders' deficiency decreased from $345,877 in fiscal 1998 to $321,291 in fiscal 1999, a decrease of $24,586 or approximately 7%.

Liquidity and Capital Resources

  Our growth strategy is focused on signing new artists to the Modern Records label, advancing funds for the production of new albums, marketing albums on the Modern Records label and retaining an experienced and talented management team. This strategy requires substantial expenditures before any revenue is realized. Our current revenue stream is derived largely from the sale of Stevie Nicks' albums for which we realized approximately $296,000 in gross profits. This revenue is insufficient to fund our growth strategy.

  As of October 31, 1999 we had approximately $16,535 in cash and cash equivalents, compared to $1,656 as of October 31, 1998. We do not have access to a line of credit. Since Mr. Jackson obtained a controlling interest in Modern Records in May 1997, our growth strategy has been financed primarily through the private placement of common stock, no par value, of Modern Records. In fiscal year 1999, we raised approximately $1,449,092 through the private placement of common stock and warrants to purchase common stock.

  At October 31, 1999 we owed an aggregate of $36,789 in principal plus accrued and unpaid interest to the father of one of our shareholders pursuant to a note dated November 7, 1994 and a note dated April 19, 1995. All principal plus accrued interest thereon is due and payable on demand. In addition, as of October 31, 1999, we owed an aggregate of $21,205 to two shareholders pursuant to notes dated September 12, 1995. At October 31, 1999 we also owed an aggregate of $512,500 in accrued compensation to Mr. Jackson which is due and payable upon demand.

  Our ability to successfully implement our growth strategy depends on our ability to obtain additional financing. If we are unable to raise additional funds through the private placement of our securities, we may seek additional financing from affiliated or unaffiliated third parties. We are currently in discussions with potential lenders regarding the possibility of obtaining long term financing. Such financing may not be available on acceptable terms, or at all. If we are unable to obtain financing to meet our working capital needs, repay indebtedness or advance royalty payments as they become due, we will have to consider alternative sources of funding to meet our obligations.

Year 2000 Costs

  Modern Records did not incur any significant costs in fiscal 1999 in connection with Year 2000 compliance.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and supplemental data required by this Item 7 follow the index to financial statements appearing at Item 14 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On December 3, 1998, Ellis Foster resigned as our independent public accountant at our request. We wanted to retain a U.S.--based accounting firm to audit our financial statements in accordance with U.S. generally accepted accounting principles on a going forward basis. We retained Hollander, Lumer & Co. LLP as our independent public accountant, which action was ratified by our Board of Directors as of December 3, 1998.

  The audit reports of Ellis Foster on our financial statements as of and for the fiscal years ended October 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During fiscal years 1997 and 1996 and the subsequent interim periods through December 3, 1998, there were no disagreements with financial statements disclosure, or auditing scope or procedure, which, if satisfied to Ellis Foster's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports. In addition, there were no such events as described under Item 304(a) (1) (iv) (B) of Regulation S-B during fiscal years 1997 and 1996 and the subsequent interim periods through December 3, 1998.

  A copy of the disclosures made herein have been provided to Ellis Foster. The response of Ellis Foster, indicating agreement with such disclosures, is attached as an Exhibit to our Annual report on Form 10-KSB for the fiscal year ended October 31, 1998 and is hereby incorporated by reference herein.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

  Set forth in the table below are the names, ages and positions of the current directors and executive officers of Modern Records. Ages are shown as of February 7, 2000. Directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. Executive officers are elected by and serve at the discretion of the Modern Records Board. Except as set forth below with respect to Stephen ("Randy") Jackson and Sigmund ("Jackie") Jackson, none of the executive officers has any family relationship to any director or any other executive officer of Modern Records.

                                         Positions Currently Held    Director
 Name                               Age      With the Company         Since
 ----                               --- --------------------------   --------

 Stephen Randall Jackson..........   38 Chairman of the Board and      1997
                                        Chief Executive Officer

 Stig Hans Johan Grandin..........   37 Director and Secretary         1996

 Sigmund Jackie Jackson...........   48 Director                       1998

 Lawrence W. Gallo................   35 Director                       1998

 Harold Rustigian ("Russ Regan")..   66 President

 Henley Regisford, Jr.............   32 Vice President, Artist and
                                        Repertoire

 Stanley Winslow..................   47 Vice President, Sales and
                                        Promotion

  Set forth below is a brief description of the business experience for the previous five years of all current directors and executive officers of Modern Records.

  Randy Jackson has served as a director and Chief Executive Officer of Modern Records since May 1997. From May 1997 through December 1999, Mr. Jackson served as President of Modern Records. Mr. Jackson has also served as President of Rand Jack Music and Jackson Capital Management since 1996.
Mr. Jackson has been involved in the music industry for the past 30 years as a producer, writer and performer, with extensive experience in the area of artist and repertoire. Mr. Jackson has been a member of The Jacksons since their formation and was formerly a member of The Jackson 5. He is the brother of Jackie Jackson, a director of Modern Records.

  Jackie Jackson has served as a director of Modern Records since 1998. Mr. Jackson also serves as President of Siggy Music, a music publishing company and Brandy Productions, an independent music recording company that develops new recording artists. Mr. Jackson is a producer of the television show, "Tomorrow's Stars Today" and was the executive producer of the television miniseries, "The Jackson Story: The American Dream." Mr. Jackson has been a member of The Jacksons since their formation and was formerly a member of The Jackson 5. He is the brother of Randy Jackson, a director and the Chief Executive Officer of Modern Records.

  Mr. Grandin has served as a director of Modern Records since 1996. Since 1991, Mr. Grandin has served as a financial advisor to international companies with Martyn Element & Associates in Vancouver, British Columbia. Mr. Grandin has also served as a financial advisor to Modern Records since 1994.

  Mr. Gallo has served as a director of Modern Records since 1998. Mr. Gallo is the founder of Launch Management which provide financial, business and creative management services to sports figures and entertainers. Prior to that, Mr. Gallo served as Senior Vice President of Hoening, Inc. Prior to that, since 1992, he served as either Senior Vice President of Institutional Investment Services or as Director for Equity Finance with Lehman Brothers Inc.

  Mr. Regan has served as President of Modern Records since January 2000. Prior to that, since 1998, he served as a consultant to Modern Records. Prior to that, since November 1996, Mr. Regan served as President of Starbound Records. Mr. Regan served as President of Quality Records from February 1991 to June 1996. [Need chronological info for at least 5 years.]

  Mr. Regisford has served as Vice President, Artist and Repertoire of Modern Records since May 1999. Prior to that, Mr. Regisford served as Vice President, Artist and Repertoire of A&M Records since 1992 where he worked with such artists as Salt N' Pepa, Vanessa Williams, Barry White and Ice Cube.

  Mr. Winslow has served as Vice President, Sales and Promotion of Modern Records since June 1999. Prior to that, Mr. Winslow served as President and Chief Executive Officer of Total Scope Entertainment. Prior to that, since 1996 he served as Senior Vice President of Promotion and Marketing of MCA Records. Prior to that, since 1991, he served as Vice President of Operations of Pendulum Records.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and beneficial owners of more than 10% of the common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to us, or written representations that no reports on Form 5 were required, we believe that for the period through October 31, 1999, all officers, directors and greater-than-10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION.

  The following table sets forth all compensation received for services rendered to Modern Records in all capacities for the three fiscal years ended October 31, 1999 by Randy Jackson, our President and Chief Executive Officer during fiscal 1999. We had no other executive officer whose total cash compensation exceeded $100,000 for fiscal 1999.

                          SUMMARY COMPENSATION TABLE

                                       Annual
                                    Compensation  Long Term Compensation Awards
                                   --------------     Securities Underlying
Name and Principal Positions       Year Salary(1)         Options/SARs
----------------------------       ---- --------- -----------------------------
Randy Jackson(2) ................. 1999 $250,000               -0-
  Chairman of the Board,           1998  200,000             265,000
  President and Chief Executive
   Officer                         1997  100,000             729,000

--------
(1) For the fiscal year ended October 31, 1999, includes $229,167 deferred at the election of Mr. Jackson. For the fiscal year ended October 31, 1998, includes $183,333 deferred at the election of Mr. Jackson. For the fiscal year ended October 31, 1997, includes 100,000 deferred at the election of Mr. Jackson. See "Employment Agreements."

(2) Effective, January 2000, Mr. Jackson resigned as President of Modern
    Records.

Option Grants in Last Fiscal Year

  The following table provides information concerning grants of stock to the named executive officers during the twelve months ended October 31, 1999. No stock appreciation rights were granted to any one during this period.

                                        Individual Grants
                             Number of  Percent Of Total
                            Securities    Options SARs
                            Underlying     Granted To
                            Option/SARs   Employees In    Exercise Of Base
             Name           Granted (#)    Fiscal Year         Price       Expiration Date
             ----           ----------- ----------------- ---------------- ---------------
   Randy Jackson...........   265,000          100%            C$.78        July 10, 2003

Exercise of Options and Option Values

  The following table sets forth for the named executive officers information concerning the exercise of stock options during the 12 month period ending October 31, 1999 and the value of unexercised stock options at October 31, 1999.

                                              Number of           Value of
                                              Securities      Unexercised In-
                                              Underlying         the-Money
                                             Unexercised      Options/SARs At
                    Shares                 Options/SARs At      Fiscal Year-
                   Acquired      Value     Fiscal Year-End         End(1)
        Name      on Exercise Realized(1) (all exerciseable) (all exerciseable)
        ----      ----------- ----------- ------------------ ------------------
   Randy
    Jackson......   199,718    C$13,980         65,282            C$4,570

--------
(1) The value per option is calculated by subtracting the exercise price from the closing price of the common stock on the CDNX on October 31, 1999 of C$.85 per share.

Director Compensation

  Our non-employee directors receive no cash for their services as directors, but are reimbursed for travel expenses incurred in connection with attending meetings of the Board of Directors.

Employment Agreements

  On May 15, 1997, we entered into an at will employment agreement with Randy Jackson. The agreement provided for annual compensation of approximately $200,000 through December 1998, with the annual compensation to be determined by the Board of Directors, thereafter. Mr. Jackson's current salary has been set at $250,000. Mr. Jackson is also eligible to receive a discretionary cash bonus, as determined by the Board of Directors.

  On May 17, 1999, we entered into an three year employment agreement with Mr. Regisford which expires March 13, 2002. The agreement provides for an annual salary of:

  .  $125,000 for the first year;

  .  $140,000 for the second year; and

  .  $160,000 for the third year.

  Mr. Regisford is also eligible to receive a discretionary bonus as determined by Modern Records. In addition, Mr. Regisford was granted an option to purchase 25,000 shares of common stock of Modern Records. The options is immediately exercisable for 5,000 shares with the remainder vesting in two equal installments on the first and second anniversary of the grant date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information regarding beneficial ownership of Modern Record's common stock as of February 7, 2000, (a) by each person who is known by Modern Records to own beneficially more than 5% of Modern Record's common stock, (b) by each of the Modern Records Directors and
(c) by all officers and directors of Modern Records as a group:

                                                                    Percentage
Name and Address                               Number of Shares     Ownership
of Beneficial Owner(1)                     Beneficially Owned(2)(3)  of Class
----------------------                     ------------------------ ----------
Randy Jackson.............................        11,188,208(4)        40%
Jackie Jackson............................           200,000(5)         *
Stig Hans Johan Grandin...................         1,599,005(6)         6%
Lawrence Gallo............................           400,000(7)         1%
Russ Regan................................           150,000(8)         *
Henley Regisford, Jr......................               -0-           N/A
Stanley Winslow...........................               -0-           N/A
All officers and directors as a group (7
 people)..................................        13,537,213           46%

--------
*  less than 1%

(1) Each person's address is c/o Modern Records, 468 N. Camden Drive, Third Floor, Beverly Hills, California 90210, unless otherwise noted.

(2) Unless otherwise indicated, Modern Records believes that all persons named in the table have sole voting and investment power with respect to the shares of common stock beneficially owned by them.

(3) A person is deemed to be the beneficial owner of common stock that can be acquired by such person within 60 days of the date hereof upon the exercise of warrants or stock options. Except as otherwise specified, each beneficial owner's percentage ownership is determined by assuming that warrants and stock options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof, have been exercised.

(4) Includes 8,208,508 shares owned by Modern Entertainment, of which Randy Jackson is the principal and for which he may be deemed to be the beneficial owner. Also includes 663,807 shares of common stock obtainable upon the exercise of warrants or stock options.

(5) Includes 200,000 shares obtainable upon the exercise of warrants or stock options.

(6) Includes warrants to purchase 23,000 shares of common stock held by Grandin Financial Consulting, of which Mr. Grandin is the principal and 461,050 shares of common stock held by Sonja Brocke-Grandin for which Mr. Grandin may be deemed to be the beneficial owner. Also includes 398,250 shares of common stock obtainable upon the exercise of warrants or stock options.

(7) Includes 400,000 shares of common stock obtainable upon the exercise of warrants or stock options.

(8) Includes 300,000 shares of common stock obtainable upon the exercise of warrants or stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Transactions With Randy Jackson. On March 16, 1998, we borrowed $12,500 from Mr. Jackson under a note that is due and payable on March 16, 2000. The note bears interest at a rate of 10% per year. Accrued interest at October 31, 1999 was approximately $2,035.

  In December 1999, Mr. Jackson advanced certain producer fees to George Archie (p/k/a G1) in connection Mr. Archie's work on the Abel Mason project. These fees were offset against certain monies owed by Modern Entertainment for the purchase of 600,000 units, of which Mr. Jackson may be deemed to be the beneficial owner.

  Other Transactions. Martyn Element & Associates provides us with certain consulting services for which we currently pay $3,500 per month. Grandin Financial Consulting Ltd., of which Mr. Grandin, one of our directos, is the sole owner, receives one half of those fees under a joint venture arrangement between Element and Grandin Financial.

  Substantially all of our current revenues are derived from the sales of Stevie Nicks albuums through a distribution agreement with Atlantic Recording. Ms. Nicks currently owns more than 5% of our outstanding common stock.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Financial Statements.

  The audited consolidated financial statements of Modern Records filed as a part of this Annual Report on Form 10-KSB are listed in the "Index to Financial Statements" preceding our Financial Statements, which directly follow this Part IV of this Annual Report on Form 10-KSB, which "Index to Financial Statements" is hereby incorporated herein by reference.

  (b) Exhibits.

  See index to exhibits

  (c) Reports on Form 8-K.

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  3. EXHIBITS.

 EXHIBIT
 NUMBER  DESCRIPTION
 ------- -----------

  3.1 Articles of Incorporation of Modern Records (incorporated by reference to Exhibit 3.1 of Modern Records's Registration Statement on Form S-1
         (File No. 33-40804) (the "S-1").

  3.2    Bylaws of Modern Records (incorporated by reference to Exhibit 3.2 of
         Modern Record's Annual Report on Form 10-KSB for the fiscal year ended
         October 31, 1998 (the "1998 10-KSB")).

  3.3    Certificate of Amendment to the Articles of Incorporation of Modern
         Records (incorporated by reference to Exhibit 3.3 of the 1998 10-KSB).

 10.1    Distribution Agreement dated July 1, 1979 between Modern Records and
         Atlantic Recording Corporation as amended (incorporated by reference to Exhibit 10.1 of the1998 10-KSB).

 10.2    Stock Option Agreement dated July 10, 1998 entered into between Modern
         Records and Randy Jackson directors (incorporated by reference to Exhibit 10.16 of the 1998 10-KSB).

 10.3    Stock Option Agreement dated July 10, 1998 between Modern Records and
         Jackie Jackson (incorporated by reference to Exhibit 10.17 of the 1998
         10-KSB).

 10.4    Stock Option Agreement dated July 10, 1998 between Modern Records and
         Lawrence W. Gallo (incorporated by reference to Exhibit 10.18 of the
         1998 10-KSB).

 10.5    Stock Option Agreement dated July 10, 1998 between Modern Records and
         Johan Grandin (incorporated by reference to Exhbit 10.19 to the 1998
         10-KSB).

 10.6    Loan Agreement dated March 16, 1998 between Modern Records and Randy
         Jackson (incorporated by reference to Exhibit 10.21of the 10-KSB).

 10.7    Employment Agreement dated May 15, 1997 between Modern Records and
         Randy Jackson (incorporated by reference to Exhibit 10.22 of the 1998
         10-KSB).

 10.8    Recording Agreement dated March 1, 1999 between United Leisure
         Corporation and Modern Records and The Jacksons (incorporated by reference to Exhibit 10.17 of the 1997 10-KSB).

 10.9    Employment Agreement dated May 17, 1999 between Modern Records and
         Henley Regisford, Jr. (incorporated by reference to Exhibit 10.16 of the 1997 10-KSB).

 10.10   Financing Agreement dated May 1, 1997 between United Film
         Distributors, Inc. and Modern Records (incorporated by reference to
         Exhibit 10.12 of Modern Record's Quarterly Report on Form 10-QSB for the period ended July 31, 1999 (the "July 31, 1999 10-QSB")).

 10.11   Letter Agreement dated June 11, 1999 between Modern Records and Roland
         Perry (incorporated by reference to Exhibit 10.2 of the July 31, 1999
         10-QSB).

 10.12   Incentive Stock Option Agreement dated June 11, 1999 between Modern
         Records and Roland Perry (incorporated by reference to Exhibit 10.3 of the July 31, 1999 10-QSB).

 10.13   License Agreement dated August 18, 1999 between Modern Records and MCY
         Music World, Inc. (incorporated by reference to Exhibit 10.4 the July
         31, 1999 10-QSB).

 10.14   Incentive Stock Option Agreement dated January 28, 2000 between Modern
         Records and Randy Jackson.
 10.15   Incentive Stock Option Agreement dated January 28, 2000 between Modern
         Records and Harold Rustigian.

 27.1    Financial Data Schedule

  (b) REPORTS ON FORM 8-K.

  None.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of February 2000.

                                          Modern Records, Inc.

                                          By: /s/ Stephen Randall Jackson
                                            ___________________________________
                                                  Stephen Randall Jackson
                                                Chief Executive Officer and
                                                         Director

  In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

  /s/ Stephen Randall Jackson        Chairman of the Board and     February 14, 2000
____________________________________  Chief Executive Officer
      Stephen Randall Jackson         (Principal Financial and
                                      Accounting Officer)

   /s/ Sigmund Jackie Jackson        Director                      February 14, 2000
____________________________________
      Sigmund Jackie Jackson

  /s/ Stig Hans Johan Grandin        Director                      February 14, 2000
____________________________________
      Stig Hans Johan Grandin

     /s/ Lawrence W. Gallo           Director                      February 14, 2000
____________________________________
         Lawrence W. Gallo

                              MODERN RECORDS, INC.

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors............................................ F-2

Balance Sheets as of October 31, 1998 and 1999............................ F-3

Statements of Operations for the years ended October 31, 1998 and 1999.... F-4

Statements of Shareholders' Deficiency for the years ended October 31,
 1998 and 1999............................................................ F-5

Statements of Cash Flows for the years ended October 31, 1998 and 1999.... F-6

Notes to Financial Statements............................................. F-7

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Modern Records, Inc.

  We have audited the accompanying balance sheets of Modern Records, Inc. as of October 31, 1998 and 1999 and the related statements of operations, shareholders' deficiency, and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modern Records, Inc. as of October 31, 1998 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses, working capital deficiency and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          HOLLANDER, LUMER & CO. LLP

Los Angeles, California
January 14, 2000

                              MODERN RECORDS, INC.

                                 BALANCE SHEETS
                           OCTOBER 31, 1998 AND 1999

                                                         1998         1999
                                                      -----------  -----------
                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents.......................... $     1,656  $    16,535
  Accounts receivable................................     156,140       87,985
                                                      -----------  -----------
    TOTAL CURRENT ASSETS.............................     157,796      104,520

DEFERRED RECORD MASTER COST, NET.....................     184,892          --
PREPAID ROYALTIES....................................         --       808,808
EQUIPMENT: NET OF ACCUMULATED DEPRECIATION...........         --        42,474
OTHER ASSET..........................................         655       16,012
                                                      -----------  -----------
                                                        $ 343,343  $   971,814
                                                      ===========  ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft..................................... $     3,544  $       --
  Accounts payable and accrued expenses..............     300,815      804,101
  Notes payable......................................      19,705       21,205
  Deferred revenue...................................         --        23,599
  Recoupable advance.................................      50,000          --
  Due to related parties.............................     290,156      419,200
                                                      -----------  -----------
    TOTAL CURRENT LIABILITIES........................     664,220    1,268,105
LONG-TERM DEBT.......................................      25,000       25,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIENCY
  Preferred stock; authorized--20,000,000 shares,
   none issued.......................................         --           --
  Common stock, no par value; authorized--40,000,000
   shares; issued and outstanding--23,297,696 shares
   (1998) and 25,110,869 shares (1999)...............   2,499,370    3,948,462
  Accumulated deficit................................  (2,845,247)  (4,269,753)
                                                      -----------  -----------
    TOTAL SHAREHOLDERS' DEFICIENCY...................   (345,877)    (321,291)
                                                      -----------  -----------
                                                      $   343,343  $   971,814
                                                      ===========  ===========

                See accompanying notes to financial statements.

                              MODERN RECORDS, INC.

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED OCTOBER 31, 1998 AND 1999

                                                         1998         1999
                                                      -----------  -----------
REVENUE
  Modern/Atlantic agreement.......................... $   297,715  $   359,193
  Modern/Platinum agreement..........................      57,531        3,331
  Other recording revenue............................         --        87,985
  Other..............................................         --           462
                                                      -----------  -----------
                                                          355,246      450,971
COST OF REVENUE......................................      96,749      184,930
                                                      -----------  -----------
GROSS PROFIT.........................................     258,497      266,041
EXPENSES
  Officer's salaries.................................     200,000      250,000
  Other salaries.....................................      63,402      202,105
  Other marketing, general and administrative
   expenses..........................................     547,462    1,238,442
                                                      -----------  -----------
                                                          810,864    1,690,547
                                                      -----------  -----------
NET LOSS............................................. $  (552,367) $(1,424,506)
                                                      ===========  ===========
BASIC AND DILUTED LOSS PER SHARE..................... $     (0.03) $     (0.07)
                                                      ===========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING.........................................  19,360,000   21,004,820
                                                      ===========  ===========


                See accompanying notes to financial statements.

                              MODERN RECORDS, INC.

                     STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                     YEARS ENDED OCTOBER 31, 1998 AND 1999

                           Preferred
                             Stock         Common Stock
                         ------------- --------------------- Accumulated
                         Shares Amount   Shares     Amount     Deficit       Total
                         ------ ------ ---------- ---------- -----------  -----------
Balance, November 1,
 1997...................  --     --    14,657,770  1,351,342  (2,292,880)    (941,538)
Common stock issued.....                8,639,926  1,148,028                1,148,028
Net loss................                                        (552,367)    (552,367)
                          ---    ---   ---------- ---------- -----------  -----------
Balance, October 31,
 1998...................  --     --    23,297,696 $2,499,370 $(2,845,247) $  (345,877)
Special warrants
 excercised.............                1,013,450    988,612                  988,612
Option excercised.......                  199,718    104,755                  104,755
Private placements......                  600,000    355,725                  355,725
Net loss................                                      (1,424,506)  (1,424,506)
                          ---    ---   ---------- ---------- -----------  -----------
Balance, October 31,
 1999...................  --     --    25,110,864 $3,948,462 $(4,269,753) $  (321,291)
                          ===    ===   ========== ========== ===========  ===========



                See accompanying notes to financial statements.

                              MODERN RECORDS, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED OCTOBER 31, 1998 AND 1999

                                                          1998        1999
                                                       ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss............................................ $ (552,367) $(1,424,506)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation......................................        --         6,480
    Amortization of deferred record master cost.......     40,586      184,892
    Loss on disposal of equipment.....................        --           --
    Changes in operating assets and liabilities:
      Accounts receivable.............................        --        68,155
      Receivable from Atlantic Recording Corporation..   (156,140)         --
      Other assets....................................       (655)     (15,357)
      Accounts payable and accrued expenses...........    (48,209)     503,286
      Accrued interest on notes payable...............      4,596        1,500
      Due to related party for compensation...........    183,333      229,167
      Deferred revenue................................   (141,574)      23,599
                                                       ----------  -----------
      NET CASH USED IN OPERATING ACTIVITIES...........   (670,430)    (422,784)
                                                       ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Prepaid royalties...................................        --      (808,808)
  Purchase of equipment...............................        --       (48,954)
                                                       ----------  -----------
      NET CASH USED IN INVESTING ACTIVITIES...........        --      (857,762)
                                                       ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft......................................      3,544       (3,544)
  Advances from related parties.......................    112,425
  Repayments of advances from related parties.........   (607,328)    (100,123)
  Common stock issued.................................  1,148,028    1,449,092
  Recoupable advance..................................                 (50,000)
                                                       ----------  -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.......    656,669    1,295,425
                                                       ----------  -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......    (13,761)      14,879

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........     15,417        1,656
                                                       ----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............      1,656       16,535
                                                       ==========  ===========

CASH PAID FOR:
  Interest............................................ $      --   $       --
  Income taxes........................................ $      --   $       --

                See accompanying notes to financial statements.

                             MODERN RECORDS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

  Description of Business. Modern Records, Inc. (the "Company") was incorporated in California on November 28, 1978. The Company produces, licenses, acquires recorded music and distributes it through several distribution companies such as Atlantic Recording Corporation ("Atlantic") and Platinum Entertainment, Inc. ("Platinum").

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

  Artist Advances/Prepaid Royalties. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 50, Financial Reporting in the Record and Music Industry, advances to artists and producers are capitalized as an asset when the current popularity and past performance of the artist or producer provides a sound basis for estimating the probable future recoupment of such advances from earnings otherwise payable to the artist or producer. Any portion of such advances not deemed to be recoupable from future royalties is charged to expense during the period in which the loss becomes evident.

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

  Deferred Revenue. The Company records all advances against participation from distribution companies as deferred revenue until earned. The Company earns revenue from its participation on "net profits" as defined under the agreement between the Company and distribution companies. A receivable from distribution companies is recorded when earned revenue from participation exceeds advances.

  Fair Value of Financial Instruments. The Company's financial instruments consist of cash equivalents, receivable from Atlantic, accounts payable, accrued expenses, notes payable and due to related parties. The fair values of the Company's financial instruments approximate the carrying value of the instruments.

  Foreign Currency Transactions. Monetary assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to current year operation. Revenue, costs and expenses are translated at average rate of exchange prevailing during the year.

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

                             MODERN RECORDS, INC.

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

  Basic and Diluted Loss Per Share. Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted average number of common shares outstanding during the period.* Diluted loss per common share adjusts for the effect of convertible securities, stock options and warrants only in the periods presented in which such effect would have been dilutive. Such effect was not dilutive in any of the periods presented herein.

  Disclosure about Segments. SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also establishes the standards for related disclosures about products and services, geographic areas, and major customers. This statement requires a public business enterprise to report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company is operating in one operating segments.

  Reclassifications. Certain reclassifications have been made to 1998 financial statements to conform with the 1999 presentation.

2. DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

  Going Concern. The Company has experienced significant operating losses. For the years ended October 31, 1998 and 1999, the Company experienced net losses of $552,367 and $1,365,034, respectively. At October 31, 1999, the Company has a working capital deficiency of $1,100,044. The Company is currently arranging financing to obtain additional funds so that the Company can meet its obligations and sustain its activities.

  The Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
--------
* Calculation of weighted average number of common shares outstanding does not include 3,000,000 shares held in escrow (See Note 7).

                             MODERN RECORDS, INC.

  Dependence Upon Key Personnel. The success of the Company is largely dependent on the personal efforts of Mr. R. Jackson, Chief Operating Officer who is also a shareholder. Mr. R. Jackson has entered into an Employment Agreement with the Company. The loss of the services of Mr. R. Jackson would have a material adverse effect on the Company's business and prospects (See
Note 6).

  Dependence Upon Signing Artists and Album Release. The Company's primary source of revenue was derived from albums released by Stephanie Nicks. However, the Company's recording agreement ("Nicks Agreement") with Nicks ("Nicks") was terminated effective as of February 3, 1996. Nicks shall have no further obligation to record or deliver recordings to or on behalf of the Company or Atlantic. Atlantic's obligation to pay Nicks royalties in accordance with the Nicks Agreement shall survive the termination of the Nicks Agreement. Atlantic retains all rights granted to them with respect to recordings produced and delivered thereunder ("Nicks Albums"). The Company will continue to receive its participation in the net profits from Nicks Albums.

  Currently the Company is in the process of recording albums of The Jacksons, Abel Mason and other artist. Although the Company has recording contracts with them, there are no assurances that their albums will be completed or that their albums will be profitable upon release. The failure to complete and release these albums could have a material adverse effect on the Company's business.

3. NOTES PAYABLE

  Notes payable consisted of the following:

                                                                  1998    1999
                                                                 ------- -------
   Note dated September 12, 1995, $10,000 principal, interest at 10%, balance including accrued interest, past due.......  $13,137 $14,137
   Note dated September 12, 1995, $5,000 principal, interest at
    10%, balance including accrued interest, past due..........    6,568   7,068
                                                                 ------- -------
                                                                 $19,705 $21,205
                                                                 ======= =======

4. RECOUPABLE ADVANCE

  Recoupable advance at October 31, 1998 represents an advance made by Atlantic pursuant to a Loan and Security Agreement dated February 12, 1997. The loan was due on February 12, 1998. In the event of default by the Company, Atlantic shall have the right at all times to withhold, setoff, recoup and apply in reduction of the loan all sums payable by Atlantic to the Company, any such 50% "net profits" from the particular album.

                             MODERN RECORDS, INC.

5. RELATED PARTY TRANSACTIONS

  Long-term debt at October 31, 1999 consisted of notes payable dated March 16, 1998 to Mr. R. Jackson and to another shareholder, in the amounts of $12,500 and $12,500, respectively. The notes bear interest at 10%. Principal with accrued interest is due on March 16, 2000. Accrued interest at October 31, 1998 and 1999 amounted to $1,570 and $4,069, respectively (See Note 6).

  Due to related parties consisted of the following:

                                                           1998      1999
                                                         --------  ---------
   Advances to/from R. Jackson and Jackson Capital
    Management owned by Mr. Jackson, non-interest
    bearing, no stated terms of payment................. $(47,171) $(151,294)
   Accrued compensation to R. Jackson...................  283,333    512,500
   Notes dated November 7, 1994 and April 19, 1995,
    $25,000 Principal, payable to the father of a
    shareholder, interest at 10%, payable on demand.....   34,289     36,789
   Notes dated September 12, 1995 to two shareholders,
    $15,000 Principal, interest at 10%, past due........   19,705     21,205
                                                         --------  ---------
                                                         $290,156  $ 419,200
                                                         ========  =========

  During 1998, the Company paid $21,018, in legal fees to a former director of the Company and $11,250 as finder's fee to the brother of the Company's President.

  During 1998 and 1999, the Company incurred $48,591 and $73,095 in consulting fees and reimbursement of expenses to Martyn Element & Associated, a business associate of Mr. Johan Grandin, a director of the Company.

  A significant amount of the Company's revenue comes from Ms. Stevie Nicks' album. Ms. Nicks is one of the Company's shareholders.

6. COMMITMENTS AND CONTINGENCIES

Employment Agreements

  On May 15, 1997, the Company and Mr. R. Jackson entered into an Employment Agreement. The agreement provides that Mr. Jackson will act as the Company's President and Chief Operating Officer and will be paid a monthly salary of $ 16,666.67 commencing on May 15, 1997. Effective November 1, 1998, the compensation of Mr. R. Jackson was increased to $250,000 per year. Included in due to related parties is accrued compensation to Mr. Jackson of $283,333 and $512,500 at October 31, 1998 and 1999, respectively. Since January 2000, Mr. Jackson was replaced by Mr. Russ Regan as the President of the Company.

  On May 17, 1999, the Company and Henley Regisford entered into three years Employment Agreement. The Agreement provides that Mr. Regisford will act as Vice President, Artist and Repertoire for annual compensation of $125,000 for the first year, $140,000 for the second year and $160,000 for the third year of the term. Mr. Regisford also is granted non-qualified stock options to purchase 25,000 shares of common stock of the Company at an exercise price of 100% of fair market value at the date of grant. Such options shall vest at the rate of 5,000 shares immediately, 10,000 shares upon the first anniversary of the grant date and 10,000 shares on the second anniversary of the grant date.

  The Company also entered into two years Employment Agreement with Roland Perry. Mr. Perry is the President of Perry & Company, an Internet business firm and the editor of the Internet Stock Review. Under

                             MODERN RECORDS, INC.

agreement dated June 11, 1999, Mr. Perry will assist the Company in setting up a corporate news dissemination program and develop an Internet strategy intended to strengthen the Company's brand identification with both trade and consumer audiences and to assist in identifying acquisition candidates and joint ventures partners within the Internet-based music industry. In return for his services, Mr. Perry was granted option to purchase 200,000 shares of the Company's common stock at $0.82 Cdn. per share which vested immediately after the options were granted, subject to the Vancouver Stock Exchange rules and policies. The option will expire in five years from the grant of the option. In addition, Mr. Perry subscribed for 100,000 units in the private placement on June 11, 1999. (See Note 7).

Consulting Agreement

  The Company and Wayne Smith were parties in a consulting agreement. The Company paid $8,000 per month and increase to $13,333 per month in April 1999. In July 1999 both parties agreed to terminate this agreement.

  The Company entered into consulting agreement with Martyn Element & Associates. Under the agreement, the Company pays $3,500 per month and reimbursement of all expenses. Through a joint venture arrangement with Martyn Element & Associated, Grandin Financial Consulting Ltd. owed by Mr. Johan Grandin, a director of the Company, is entitled to 50% of fees.

Distribution Agreement

  Effective August 8, 1999, the Company entered into an open agreement with MCY.com for the distribution of the Company's catalogue in digital form directly from the MCY.com website.

Recording Agreement

  In June 1998, the Company entered into a recording agreement with Mr. Abel Mason to record up to five album.

  In March 1999, the Company entered into an agreement with Mr. R. Jackson and his brothers Jackie, Jermaine, Tito, and Marlon ("The Jacksons") to produce the Jackson's album. The agreement requires the Company to make certain advances to The Jacksons upon commencement of recording and completion of the album, which advances are recoupable against The Jackson share of royalties. Jackie Jackson is a director of the Company and R. Jackson is an officer, director and the controlling stockholder of the Company.

  In January 2000, the Company entered into an agreement with Tiffany R. Darwisch to provide the Company with four new albums and an additional greatest hits album featuring her hits from the late 80s.

7. SHAREHOLDERS' DEFICIENCY

  The Company completed the following transactions during the fiscal year
1998:

  Private placements on February 3, 1998--320,000 Units at $0.25 Cdn., total proceeds of $53,955 ($80,000 Cdn.). Each Unit comprised of one common share and one non-transferable share purchase warrant exercisable at $0.50 Cdn. per share during the first year and $0.60 Cdn. during the second year.

  Private placements on March 16, 1998--6,120,401 shares at $0.15 Cdn., total proceeds of $640,668 ($918,060 Cdn.).

                             MODERN RECORDS, INC.

  On March 16, 1998, the Company issued to two lenders an aggregate 95,050 non-transferable share purchase warrants exercisable at $0.15 Cdn. per share during the first year and $0.17 Cdn. during the second year. The warrants were issued in consideration for the loans of $25,000 ($35,658 Cdn.) to the Company. On August 6, 1998, 47,525 warrants were exercised for $4,711 ($7,129 Cdn.)

  Options exercised on April 2, 1998--175,000 shares at $0.15 Cdn., total proceeds of $17,958 ($26,250 Cdn.).

  Private placements on April 2, 1998--85,000 Units at $0.30 Cdn., total proceeds of $16,882 ($25,500 Cdn.). Each Unit comprised of one common share and one non-transferable share purchase warrant exercisable at $0.40 Cdn. per share during the first year and $0.60 Cdn. during the second year.

  Private placements on April 16, 1998- 400,000 Units at $0.40 Cdn., total proceeds of $110,706 ($160,000 Cdn.). Each Unit comprised of one common share and one non-transferable share purchase warrant exercisable at $0.55 Cdn. per share during the first year and $0.75 Cdn. during the second year.

  Options exercised on June 11, 1998 and July 9, 1998--425,000 shares at $0.15 Cdn., total proceeds of $42,814 ($63,750 Cdn.).

  Options granted on July 10, 1998--incentive stock option granted to three directors of the Company to purchase up to 865,000 common shares for a period of 5 years, commencing on July 10, 1998, at $0.78 Cdn. per share.

  Loan warrant exercise on August 6, 1998--47,525 shares at $0.15 Cdn., for total proceeds of $7,128.75Cdn.

  Options exercised on August 26, 1998, September 22, 1998 and October 9, 1998--729,000 shares at $0.15 Cdn., total proceeds of $70,834 ($109,350 Cdn.).

  Private placements on September 25, 1998--338,000 Units at $0.83 Cdn., total proceeds of $189,500 ($280,540 Cdn.). Each Unit comprised of one common share and one non-transferable share purchase warrant exercisable at $1.25 Cdn. per share during the first year and $1.50 Cdn. during the second year

  During the fiscal year 1999, the Company completed the following transactions:

  On December 17, 1998, the Company granted incentive stock options to purchase common shares to Mr. Johan Grandin (125,000 options), Mr. Kendrik Packer (125,000 options) and Mr. Wayne Smith (75,000 options). The options are exercisable for a period of 5 years, commencing on December 17, 1998 at $2.30 Cdn. per share. Mr. Grandin is a director of the Company, Mr. Smith was a consultant to the Company, and Mr. Packer was a director of the Company.

  Private placements on January 28, 1999--969,100 special warrants at $1.52 Cdn., and 44,350 special warrants to finders with total proceeds of $988,612 ($1,473,032 Cdn.). Each special warrant will permit the holder, without additional payment, to acquire one common stock and one non-transferable share purchase warrant on or before the earlier of the day which is four months from the closing date, if the Company becomes eligible to rely on the British Columbia Securities Commission's Blanket Order and Ruling #98/7 to issue the underlying securities subject to a four month hold period in British Columbia, or 330 days from the closing date. If the Company becomes eligible to rely on Ruling #98/7, the special warrants will be deemed to be exercised on the day which is four months from the closing. Each share purchase warrant will be exercisable into one additional common stock of the Company for a period of two years, at a price of $2.25 Cdn. per share. The special warrants will not be registered in the United States and will be subject to applicable restrictions on

                             MODERN RECORDS, INC.

transfer under United States Securities laws. Completion of this private placement is subject to regulatory approval and the Company finalizing an agreement for recording an album with the Jacksons. Affiliates of Mr. Johan Grandin, a director of the Company, and Mr. Kendrick E. Packer, formerly a director of the Company, purchased 23,000 special warrants and 90,000 special warrants, respectively. As of October 31, 1999, the Company has completed this private placement and issued the shares.

  On February 23, 1999, Mr. R. Jackson exercised his options to acquire 199,718 shares of common stock at a total purchase price of $104,755 ($155,780 Cdn.).

  Private placement on June 11, 1999--600,000 Units at $0.60 Cdn. per unit with total proceeds of $232,170 ($360,000 Cdn.). Each unit comprised of one share of common stock and one non-transferable share purchase warrant. Each share purchase warrant will entitle the holder to purchase an additional share of common stock for two years at $0.60 Cdn. per share for the first year and at $0.75 per share for the second year. The units will not be registered in the United States. As of October 31, 1999, all of these units have been approved by the regulatory authority and have been issued.

  On June 15, 1999, the Company granted option to purchase 200,000 shares of common stock at $0.82 Cdn. to Mr. Roland Perry. This option vested immediately subject to the Vancouver Stock Exchange rules and policies. The option will expire in five years from the grant of the option.

  Private placement on September 24, 1999--315,750 Units at $ 0.60 Cdn. per unit with total proceeds of $123,555 ($189,450 Cdn.). Each unit comprised of one share of common stock and one non-transferable share purchase warrant. Each share purchase warrant will entitle the holder to purchase an additional share of common stock for two years at $0.60 Cdn. per share for the first year and at $0.75 Cdn. per share for the second year. The units will not be registered in the United States. Mrs. Sonja Brooke-Grandin, the wife of Mr. Johan Grandin, a director of the Company purchased 230,750 units. This private placement was completed on November 24, 1999.

  Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the pro forma effects on net loss and basic and diluted loss per share as if the Company had elected to use the fair value approach to account for all its stock-based compensation. If compensation cost for the Company's stock options have been determined consistent with the fair value approach set forth in SFAS No. 123, the Company's pro forma net loss and pro forma basic and diluted loss per share for the year ended October 31, 1999 would be increased as follows:

   Net loss....................................................... $(1,424,506)
   Pro forma net loss............................................. $(1,528,506)
   Basic and diluted loss per share............................... $     (0.07)
   Pro forma basic and diluted loss per share..................... $     (0.07)

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

  At October 31, 1999, there are 3,000,000 shares of the Company common stock held in escrow. These shares may not be released from escrow without the consent of regulatory authorities, which consent is dependent on the Company's financial performance. Any escrowed shares that have not been released by March 28, 2001 will be cancelled.

                             MODERN RECORDS, INC.

8. INCOME TAXES

  There was no income tax expense for the years ended December 31, 1998 and 1999 due to the Company has federal and state net operating loss carryforwards. As of October 31, 1999, the Company has federal and state net operating loss carryforwards of $3,400,000 and $1,145,000 that expire through 2019 and 2003, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The amount that the Company can utilize from its net operating loss carryforwards will be subject to annual limitations due to change of ownership. No benefit for these operating loss and deferred assets has been recognized in the financial statements due to the uncertainty as to the future ability to realize these deferred assets in future periods. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

9. SUBSEQUENT EVENTS

  On November 8, 1999 and November 18, 1999 the Company offered 200,000 Units and 1,350,000 Units respectively, at $0.75 Cdn. per unit to private parties. Each unit comprised of one share of common stock and one non-transferable share purchase warrant. Each share purchase warrant will entitle the holder to purchase an additional share of common stock for two years at $0.90 Cdn. per share for the first year and at $1.25 per share for the second year. Modern Entertainment, a company owned by Mr. R. Jackson, purchased 600,000 units. Payment for this purchase was offset against certain monies advances by Mr. R. Jackson. The Company paid 72,500 shares as finder's fee. Both private placements were completed on January 6, 2000.