Form 10QSB
period 2000-01-31
MODERN RECORDS INC
filed 2000-03-31
CIK 875222

==============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ------------------------

                                  Form 10-QSB

                            ------------------------


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended January 31, 2000
                                      or

           [_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to
                       Commission File Number  33-40804

                            ------------------------

                              Modern Records, Inc.
             (Exact name of registrant as specified in its charter)

                            ------------------------


                  California                        95-3404374
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)

        468 North Camden Drive, Third Floor           90210
            Beverly Hills, California               (Zip Code)
      (Address of Principal Executive Offices)

         (Registrant's telephone number, including area code) (310) 285-5370


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of February 29, 2000 was 27,369,114 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [ ]

==============================================================================

                     Modern Records, Inc. AND SUBSIDIARIES

                         Quarter Ended January 31, 2000

                               TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I.   FINANCIAL INFORMATION

             Item 1.  Financial Statements (Unaudited)...............................     3

                      Condensed Balance Sheets as of January 31, 2000 and
                      October 31, 1999...............................................     3

                      Condensed Statements of Operation for the Three Months
                      Ended January 31, 2000 and 1999................................     4

                      Condensed Statements of Shareholders' Deficiency as of
                      January 31, 2000...............................................     5

                      Condensed Statements of Cash Flows as of January 1,
                      2000...........................................................     6

                      Notes to Financial Statements..................................     7

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations............................     8


PART II.  OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K...............................    10

SIGNATURE............................................................................    11

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            MODERN RECORDS, INC.
                          CONDENSED BALANCE SHEETS

                                                                                     January 31,          October 31,
                                                                                        2000                  1999
                                                                                    -----------           -----------
                                                                                    (unaudited)
                                   ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                     $  355,216            $   16,535
     Accounts receivable, net of allowance in
          January 31, 1999 of $20,000                                                  67,985                87,985
                                                                                   ----------            ----------
            TOTAL CURRENT ASSETS                                                      423,201               104,520

PREPAID ROYALTIES                                                                     931,090               808,808

EQUIPMENT - Net of accumulated depreciation                                            40,854                42,474


OTHER ASSET                                                                            20,404                16,012
                                                                                   ----------            ----------
                                                                                   $1,415,549            $  971,814
                                                                                   ----------            ----------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                         $1,086,288            $  804,101
     Notes payable                                                                     21,205                21,205
     Deferred revenue                                                                  23,599                23,599
     Due to related parties                                                           342,842               419,200
                                                                                   ----------            ----------
            TOTAL CURRENT LIABILITIES                                               1,473,934             1,268,105

LONG-TERM DEBT                                                                         25,000                25,000

SHAREHOLDERS' DEFICIENCY
     Preferred stock; authorized - 20,000,000 shares, none issued                           -                     -
     Common stock, no par value; authorized - 40,000,000 shares;
        issued and outstanding - 26,733,364 (2000) and
        25,110,864 shares (1999)                                                    4,757,739             3,948,462
     Accumulated deficit                                                           (4,841,124)           (4,269,753)
                                                                                   ----------            ----------
            TOTAL SHAREHOLDERS' DEFICIENCY                                            (83,385)             (321,291)
                                                                                   ----------            ----------
                                                                                   $1,415,549            $  971,814
                                                                                   ----------            ----------

              See accompanying notes to financial statements.

                      MODERN RECORDS, INC.
               CONDENSED STATEMENTS OF OPERATIONS


                                                                             Three Months Ended
                                                                       -------------------------------
                                                                       January 31,         January 31,
                                                                          2000                1999
                                                                       ------------       ------------
                                                                       (unaudited)         (unaudited)
REVENUE
    Modern/Atlantic agreement                                          $   108,282        $   144,560

COST OF REVENUE                                                                -                  -
                                                                       ------------       ------------
GROSS PROFIT                                                               108,282            144,560

EXPENSES
    Officer's salaries                                                      62,500             62,500
    Other marketing, general and administrative expenses                   617,153            213,705
                                                                       ------------       ------------
                                                                           679,653            276,205
                                                                       ------------       ------------

NET LOSS                                                               $  (571,371)       $  (131,645)
                                                                       ============       ============

BASIC AND DILUTED LOSS PER SHARE                                       $     (0.02)       $     (0.01)
                                                                       ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                   23,660,864         20,297,696
                                                                       ============       ============

                See accompanying notes to financial statements.

                 MODERN RECORDS, INC. CONDENSED STATEMENTS OF
                           SHAREHOLDERS' DEFICIENCY

                                  (unaudited)



                                       Preferred  Stock                 Common Stock
                                   ------------------------      -----------------------------   Accumulated
                                    Shares         Amount           Shares           Amount        Deficit         Total
                                   ---------   ------------      --------------   ------------   ------------   ------------
Balance, October 31, 1999             -               -            25,110,864      $ 3,948,462  $ (4,269,753)     $ (321,291)

Private placements                                                  1,622,500          809,277                       809,277

Net loss                                                                                            (571,371)       (571,371)


                                   ---------   ------------       -------------    -----------  -------------     ----------
Balance, January 31, 2000             -               -            26,733,364      $ 4,757,739  $ (4,841,124)     $  (83,385)
                                   =========   ============       =============    ===========  =============     ==========

                See accompanying notes to financial statements.

                           MODERN RECORDS, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                               ------------------------------
                                                                                January 1,        January 1,
                                                                                   2000              1999
                                                                               -------------    -------------
                                                                                (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                    $ (571,371)       $ (131,645)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
              Depreciation                                                            1,620                 -
              Changes in operating assets and liabilities:
                  Accounts receivable                                                 20,000          (13,404)
                  Other assets                                                        (4,392)          (2,434)
                  Accounts payable and accrued expenses                              281,812           (6,250)
                  Accrued interest on notes payable                                      375             2,000
                  Due to related party for compensation                                    -            62,500
                  Deferred revenue                                                         -            24,984
                                                                                   ---------       -----------
                  NET CASH USED IN OPERATING ACTIVITIES                            (271,956)          (64,249)
                                                                                   ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Prepaid royalties                                                             (122,282)                -
     Purchase of equipment                                                                -           (21,717)
                                                                                   ---------       -----------
                  NET CASH USED IN INVESTING ACTIVITIES                            (122,282)          (21,717)
                                                                                   ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft                                                                       -            (3,544)
     Advances from related parties                                                        -             63,223
     Repayments to related parties                                                  (76,358)
     Common stock issued                                                             809,277                 -
     Special warrants issued                                                               -           838,910
                                                                                   ---------       -----------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES                          732,919           898,589
                                                                                   ---------       -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                338,681           812,623

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        16,535             1,656
                                                                                   ---------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $355,216          $814,279
                                                                                   =========       ===========
SUPPLEMENTAL INFORMATION OF NON-CASH
   INVESTING AND FINANCING ACTIVITIES:
      Issuance of common stock for services                                         $ 72,500             $   -
                                                                                   =========       ===========

             See accompanying notes to financial statements.

                             MODERN RECORDS, INC.
                       NOTES TO FINANCIAL STATEMENTS INC.
                      THREE MONTHS ENDED JANUARY 31, 2000
                                  (unaudited)

BASIS OF PRESENTATION

The interim financial statements presented have been prepared by Modern Records, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended January 31, 2000 and 1999, (b) the financial position at January 31, 2000, (c) shareholders' deficiency for the three months ended January 31, 2000, (d) the cash flows for the three months ended January 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of October 31, 1999 has been derived from the financial statements that have been audited by the Company's independent auditors. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.


SHAREHOLDERS' EQUITY

Private Placement  - On November 8, 1999 and November 18, 1999, the Company
-----------------
offered 200,000 Units and 1,350,000 Units, respectively, at $0.75 Cdn. per unit to private parties. Each unit comprised of one share of common stock and one non-transferable share purchase warrant. Each share purchase warrant will entitle the holder to purchase an additional share of common stock for two years at $0.90 Cdn. per share for the first year and at $1.25 per share for the second year. Modern Entertainment, a company owned by Mr. R. Jackson, purchased 600,000 units. Payment for this purchase was offset against certain monies advances by Mr. R. Jackson. The Company paid 72,500 shares as finder's fee. Both private placements were completed on January 6, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion contains forward-looking statements regarding events and financial trends that may affect Modern Record's future operating results and financial position. The following discussion should be read in conjunction with the Modern Record's financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

OVERVIEW

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

          In the past, we have also licensed our catalogue to others. We believe that this potential source of revenue has been underutilized and we intend to pursue additional sources of licensing revenue in the future.

          Funds from sales of securities have provided us with the means to attract additional talent to our label. In the fiscal year ended October 31, 1998, we signed Abel Mason, a previously unsigned R&B artist, to our label with a five album commitment. We expect that the release of his debut album in fiscal 2000 will provide us with an additional source of revenue. In addition, we expect to release The Jackson's new album in the third quarter of fiscal 2000. We also recently signed Tiffany to the Modern Records label with a commitment for four new albums and one greatest hits album. Tiffany has sold over 14 million records to date and we expect this addition to our artist roster will be a significant source of additional revenue. We expect to release a single from the new album in May 2000 with the full album release to follow in June 2000. In February 1999, we also signed and agreement with Butterfly Productions, LLC for the exclusive rights to record and distribute the original cast recording of the off-Broadway musical, "Inappropriate." We expect to receive significant revenues from the distribution of this CD.

          A significant recurring funding requirement for us are the expenses associated with A&R. These include recording costs and advances to artists prior to distribution of the final product and before we realize any potential profits. We make substantial payment each quarter for these expenses to maintain and enhance our artist roster. To the extent possible, these costs are recouped form the royalties otherwise payable to the artist from future albums. When an artist's current popularity and past performance provide a sound basis for estimating the extent to which we will be able to recoup such costs from royalties, the advances are capitalized as an asset.

          Our ability to achieve and maintain profitability in the future will depend on our ability to attract and maintain the talent that will provide us with a steady source of revenue, as well as our ability to successfully market such talent.

Results of Operations

          Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999.

          Revenues.   For the three months ended January 31, 2000 Modern Records had revenues of $108,282 compared to revenues of $144,560 for the same period in 1999, a decrease of $36,278 or approximately 25%. This decrease in revenues was due primarily to a decrease in revenues derived from our distribution agreement with Atlantic. This decrease reflects declining sales for the three-CD box set by Stevie Nicks entitled "Enchanted," which was released in May 1998 through a distribution agreement with Atlantic.

     Expenses. Total expenses for the three months ended January 31, 2000 increased to $679,653 from $276,205 for the same period in 1999, an increase of $403,448 or approximately 146%. The increase is mainly due to our continued commitment to developing a strategic business plan, attracting appropriate equity and debt financing and establishing an organizational infrastructure.

          In connection with developing our organizational infrastructure, marketing, general and administrative expenses increased to $617,153 for the three months ended January 31, 2000 from $213,705 for the corresponding period in 1999, an increase of $403,448 or approximately 188%.

Liquidity and Capital Resources

     Our growth strategy is focused on signing new artists to the Modern Records label, advancing funds for the production of new albums, marketing albums on the Modern Records label and retaining an experienced and talented management team. This strategy requires substantial expenditures before any revenue is realized. Our current revenue stream is derived largely from the sale of Stevie Nicks' albums for which we have realized $296,000 in gross profits. This revenue is insufficient to fund our growth strategy.

     As of January 31, 2000 we had approximately $355,216 in cash and cash equivalents, compared to $16,535 as of October 31, 1999. We do not have access to a line of credit. Since Mr. Jackson obtained a controlling interest in Modern Records in May 1997, our growth strategy has been financed primarily through the private placement of common stock, no par value, of Modern Records. In the fiscal year ended October 31, 1999, we raised approximately $1,449,092 through the private placement of common stock and warrants to purchase common stock. In November 1999, we raised approximately $809,300 through the private placement of common stock and warrants to purchase common stock.

     At January 31, 2000 we owed an aggregate of $37,414 in principal plus accrued and unpaid interest to the father of one of our shareholders pursuant to a note dated November 7, 1994 and a note dated April 19, 1995. All principal
plus accrued interest thereon is due and payable on demand.    In addition, as
of January 31, 2000, we owed an aggregate of $21,205 to two shareholders pursuant to notes dated September 12, 1995. At January 31, 2000 we also owed an aggregate of $575,000 in accrued compensation to Mr. Jackson which is due and payable on demand.

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

                          PART II.  OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds.

          In November 1999, we issued 1,622,500 units in a private placement. Each unit consists of one share of common stock and one non-transferable warrant to purchase an additional share of common stock for two years at C$.90 (approximately US$.62) for the first year, and at C$1.25 (approximately US$.86) for the second year. Of these units, (1) 20,000 units were issued to Jordac Investments Ltd., (2) 14,000 units were issued to each of Reidar Ostman and Anders Alsing, and (3) 24,500 units were issued to Yorkton Securities in consideration of their services in placing the units. The issuances were made in reliance on Section 4(2) of the Securities Act to investors who were accredited or sophisticated and had access to information regarding Modern Records. The proceeds from this offering will be used for continued development of our organizational infrastructure and general corporate purposes.


Item 6.   Exhibits and Reports on Form 8-K


          (a)      Exhibits


EXHIBIT
NUMBER                                                        DESCRIPTION
-------      -------------------------------------------------------------------
    3.1         Articles of Incorporation of Modern Records  (incorporated by reference to Exhibit 3.1 of Modern Records's Registration
                Statement on Form S-1 (File No. 33-40804) (the "S-1").
    3.2         Bylaws of Modern Records (incorporated by reference to Exhibit
                3.2 of Modern Record's Annual Report on Form 10-KSB for the
                fiscal year ended October 31, 1998 (the "1998 10-KSB")).
    3.3         Certificate of Amendment to the Articles  of Incorporation of
                Modern Records (incorporated by reference to Exhibit 3.3 of the
                1998 10-KSB).
   10.1         Distribution Agreement dated July 1, 1979 between Modern
                Records and Atlantic Recording Corporation as amended
                (incorporated by reference to Exhibit 10.1 of the1998 10-KSB).
   10.2         Stock Option Agreement dated July 10, 1998 entered into between
                Modern Records and Randy Jackson directors (incorporated by reference to Exhibit 10.16 of the 1998 10-KSB).
   10.3         Stock Option Agreement dated July 10, 1998 between Modern
                Records and Jackie Jackson  (incorporated by reference to
                Exhibit 10.17 of the 1998 10-KSB).
   10.4         Stock Option  Agreement dated July 10, 1998 between  Modern
                Records and Lawrence W. Gallo (incorporated by reference to
                Exhibit 10.18 of the 1998 10-KSB).
   10.5         Stock Option Agreement dated July 10, 1998 between Modern
                Records and Johan Grandin  (incorporated by reference to
                Exhbit 10.19 to the 1998 10-KSB).
   10.6         Loan Agreement dated March 16, 1998 between Modern Records and
                Randy Jackson (incorporated by reference to Exhibit 10.21 of the 10-KSB).
   10.7         Employment Agreement dated May 15, 1997 between Modern Records and Randy Jackson (incorporated by reference to Exhibit 10.22 of the 1998 10-KSB).
   10.8         Recording Agreement dated March 1, 1999 between United Leisure
                Corporation and Modern Records and The Jacksons (incorporated by reference to Exhibit 10.17 of the 1997 10-KSB).
   10.9         Employment Agreement dated  May 17, 1999 between Modern Records and Henley Regisford, Jr. (incorporated by reference to Exhibit
                10.16 of the 1997 10-KSB).
  10.10         Financing Agreement dated May 1, 1997 between United Film
                Distributors, Inc. and Modern Records (incorporated by
                reference to Exhibit 10.12 of Modern Record's Quarterly Report
                on Form 10-QSB for the period ended July 31, 1999 (the
                "July 31, 1999 10-QSB")).
  10.11         Letter Agreement dated June 11, 1999 between Modern Records and
                Roland Perry (incorporated by reference to Exhibit 10.2 of the
                July 31, 1999 10-QSB).
  10.12         Incentive Stock Option Agreement dated June 11, 1999 between
                Modern Records and Roland Perry (incorporated by reference to
                Exhibit 10.3 of the July 31, 1999 10-QSB).
  10.13         License Agreement dated August 18, 1999 between Modern Records and MCY Music World, Inc. (incorporated by reference to Exhibit
                10.4 the July 31, 1999 10-QSB).
  10.14         Incentive Stock Option Agreement dated January 28, 2000 between
                Modern Records and Randy Jackson (incorporated by reference to
                Exhibit 10.14 of Modern Record's Annual Report on form 10-KSB for the fiscal year ended October 31, 1999)
  10.15         Agreement dated February 9, 2000 between Modern Records and
                Butterfly Productions, LLC
   27.1         Financial Data Schedule


     (b)  Reports on Form 8-K

          None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Modern Records, Inc.,
                                        a California corporation


March 30, 2000                By:  /s/ Stephen Randall Jackson
                                   ---------------------------
                              Stephen Randall Jackson
                              Chairman of the Board and Chief Executive Officer
                              (Duly Authorized Officer and Principal Financial
                              Officer)