Form 10QSB
period 2000-04-30
MODERN RECORDS INC
filed 2000-06-21
CIK 875222

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________

                                  Form 10-QSB

                                ______________


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 2000

                                      or

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to
                        Commission File Number 33-40804

                                ______________

                             Modern Records, Inc.
            (Exact name of registrant as specified in its charter)

                                _____________



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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of April 30, 2000 was 27,454,114 shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]
--------------------------------------------------------------------------------

                     Modern Records, Inc. AND SUBSIDIARIES

                         Quarter Ended April 30, 2000

                               TABLE OF CONTENTS


                                                                                             Page
                                                                                             ----
PART I.  FINANCIAL INFORMATION
          Item 1.    Financial Statements (Unaudited) ...............................          3

                     Condensed Statements of Operation for the Three Months
                     Ended April 30, 2000 ...........................................          4

                     Condensed Statements of Shareholders' Deficiency as of
                     April 30, 2000 .................................................          5

                     Condensed Statements of Cash Flows as of April 30, 2000 ........          6

                     Notes to Financial Statements ..................................          7

          Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ............................          7

PART II. OTHER INFORMATION

          Item 6.    Exhibits and Reports on Form 8-K ...............................         10

SIGNATURE ............................................................................        11

                PART I. FINANCIAL INFORMATION



Item 1.   Financial Statements



                             MODERN RECORDS, INC.
                           CONDENSED BALANCE SHEETS

                                                                  April 30,
                                                                    2000
                                                                  ---------
                                                                 (unaudited)
                     ASSETS

CURRENT ASSETS


  Cash and cash equivalents                                     $   (27,529)
  Accounts receivable, net of allowance in
   April 30, 2000 of $87,985                                        125,649
                                                                -----------
    TOTAL CURRENT ASSETS                                             98,120

PREPAID ROYALTIES                                                   772,913

EQUIPMENT - Net of accumulated depreciation                          37,790

OTHER ASSET                                                          36,894
                                                                -----------
                                                                $   945,717
                                                                -----------

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                         $ 1,068,319
  Notes payable                                                      21,205
  Deferred revenue                                                   23,599
  Due to related parties                                            559,960
                                                                -----------
    TOTAL CURRENT LIABILITIES                                     1,673,083

LONG-TERM DEBT                                                       25,000

SHAREHOLDERS' DEFICIENCY
  Preferred stock; authorized - 20,000,000 shares, none issued           --
  Common stock, no par value; authorized - 40,000,000 shares;
   issued and outstanding - 27,454,114 (2000)
                                                                  4,874,857

  Accumulated deficit                                            (5,627,223)
                                                                -----------
    TOTAL SHAREHOLDERS' DEFICIENCY                                 (752,366)
                                                                -----------
                                                                $   945,717
                                                                ===========

                See accompanying notes to financial statements.

                             MODERN RECORDS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS

                                                 Three Months Ended       Six Months Ended
                                                 -----------------------------------------
                                                      April 30,             April 30,
                                                        2000                  2000
                                                      ---------             ---------
                                                     (unaudited)
REVENUE
 Modern/Atlantic agreement                          $           0     $       108,282

COST OF REVENUE                                              6500               6,500
                                                    -------------     ---------------
GROSS PROFIT                                                (6500)            101,782

EXPENSES
 Officer's salaries                                       110,508             173,008
 Other marketing, general and administrative
  expenses                                                669,091           1,316,244
                                                    -------------     ---------------
                                                          779,599           1,489,252
                                                    -------------     ---------------

NET LOSS                                            $    (786,099)    $    (1,387,470)
                                                    =============     ===============
BASIC AND DILUTED LOSS PER SHARE                    $       (0.03)    $         (0.02)
                                                    =============     ===============
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                    27,093,739          25,377,301
                                                    =============     ===============

                See accompanying notes to financial statements.

                 MODERN RECORDS, INC. CONDENSED STATEMENTS OF
                           SHAREHOLDERS' DEFICIENCY

                                  (unaudited)

                              Preferred Stock                   Common Stock
                             ------------------          ---------------------------          Accumulated
                             Shares      Amount          Shares               Amount            Deficit             Total
                             ------      ------          ------               ------          -----------           -----
Balance, April 30, 2000          --          --        25,110,864           $3,948,462       $(4,269,753)        $  (321,291)

Private placements                                      2,027,500              926,470                               926,470

Net loss                                                                                      (1,387,470)         (1,387,470)
                             ------      ------        ----------           ----------       -----------         -----------
Balance, April 30, 2000          --          --        27,138,364           $4,874,932       $(5,657,223)        $  (782,291)
                             ======      ======        ==========           ==========       ===========         ===========

                See accompanying notes to financial statements.

                             MODERN RECORDS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             Six Months Ended
                                                                                             ----------------
                                                                                      April 30,
                                                                                        2000
                                                                                      ---------
                                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                          $(1,357,470)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                          5,220
    Changes in operating assets and liabilities:
      Accounts receivable                                                                20,000
      Other assets                                                                       (4,392)
      Accounts payable and accrued expenses                                             293,843
      Accrued interest on notes payable                                                     375
      Due to related party for compensation                                                  --
      Deferred revenue                                                                       --
                                                                                    -----------
      NET CASH USED IN OPERATING ACTIVITIES                                          (1,042,424)
                                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Prepaid royalties                                                                    (122,282)
  Purchase of equipment                                                                      --
                                                                                    -----------
      NET CASH USED IN INVESTING ACTIVITIES                                            (122,282)
                                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                                             --
  Advances from related parties                                                              --
  Repayments to related parties                                                         (76,358)
  Common stock issued                                                                 1,214,277
  Special warrants issued                                                                    --
                                                                                    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                       1,137,919
                                                                                    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                   (26,787)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           16,535
                                                                                    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $   (10,252)
                                                                                    ===========

SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for services                                             $    72,500
                                                                                    ===========

                See accompanying notes to financial statements.

                             MODERN RECORDS, INC.
                      NOTES TO FINANCIAL STATEMENTS INC.
                       THREE MONTHS ENDED April 30, 2000
                                  (unaudited)

BASIS OF PRESENTATION

The interim financial statements presented have been prepared by Modern Records, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended April 30, 2000 (b) the financial position at April 30, 2000, (c) shareholders' deficiency for the Three months ended April 30, 2000, (d) the cash flows for the Six months ended April 30, 2000. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of April 30, 2000 has been derived from the financial statements that have been audited by the Company's independent auditors. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.


SHAREHOLDERS' EQUITY

Private Placement - There are several private placement in the process but have
-----------------
not been finalized yet. On November 8, 1999 and November 18, 1999, the Company offered 200,000 Units and 1,350,000 Units, respectively, at $0.75 Cdn. per unit to private parties. Each unit comprised of one share of common stock and one non-transferable share purchase warrant. Each share purchase warrant will entitle the holder to purchase an additional share of common stock for two years at $0.90 Cdn. per share for the first year and at $1.25 per share for the second year. Modern Entertainment, a company owned by Mr. R. Jackson, purchased 600,000 units. Payment for this purchase was offset against certain monies advances by Mr. R. Jackson. The Company paid 72,500 shares as finder's fee. Both private placements were completed on January 6, 2000.


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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
3.1             Articles of Incorporation of Modern Records (incorporated by reference to Exhibit 3.1 of Modern Records's Registration
                Statement on Form S-1 (File No. 33-40804) (the "S-1").
3.2             Bylaws of Modern Records (incorporated by reference to Exhibit
                3.2 of Modern Record's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998 (the "1998 10-KSB")).
3.3             Certificate of Amendment to the Articles of Incorporation of
                Modern Records (incorporated by reference to Exhibit 3.3 of the 1998 10-KSB).
10.1            Distribution Agreement dated July 1, 1979 between Modern Records and Atlantic Recording Corporation as amended (incorporated by reference to Exhibit 10.1 of the1998 10-KSB).
10.2            Stock Option Agreement dated July 10, 1998 entered into between
                Modern Records and Randy Jackson directors (incorporated by reference to Exhibit 10.16 of the 1998 10-KSB).
10.3            Stock Option Agreement dated July 10, 1998 between Modern
                Records and Jackie Jackson (incorporated by reference to Exhibit
                10.17 of the 1998 10-KSB).
10.4            Stock Option Agreement dated July 10, 1998 between Modern
                Records and Lawrence W. Gallo (incorporated by reference to
                Exhibit 10.18 of the 1998 10-KSB).
10.5            Stock Option Agreement dated July 10, 1998 between Modern
                Records and Johan Grandin (incorporated by reference to Exhbit
                10.19 to the 1998 10-KSB).
10.6            Loan Agreement dated March 16, 1998 between Modern Records and
                Randy Jackson (incorporated by reference to Exhibit 10.21 of the 10-KSB).
10.7            Employment Agreement dated May 15, 1997 between Modern Records and Randy Jackson (incorporated by reference to Exhibit 10.22 of the 1998 10-KSB).
10.8            Recording Agreement dated March 1, 1999 between United Leisure
                Corporation and Modern Records and The Jacksons (incorporated by reference to Exhibit 10.17 of the 1997 10-KSB).
10.9            Employment Agreement dated May 17, 1999 between Modern Records and Henley Regisford, Jr. (incorporated by reference to Exhibit
                10.16 of the 1997 10-KSB).
10.10           Financing Agreement dated May 1, 1997 between United Film
                Distributors, Inc. and Modern Records (incorporated by reference to Exhibit 10.12 of Modern Record's Quarterly Report on Form 10-
                QSB for the period ended July 31, 1999 (the "July 31, 1999 10-
                QSB")).
10.11           Letter Agreement dated June 11, 1999 between Modern Records and
                Roland Perry (incorporated by reference to Exhibit 10.2 of the July 31, 1999 10-QSB).
10.12           Incentive Stock Option Agreement dated June 11, 1999 between
                Modern Records and Roland Perry (incorporated by reference to
                Exhibit 10.3 of the July 31, 1999 10-QSB).
10.13           License Agreement dated August 18, 1999 between Modern Records and MCY Music World, Inc. (incorporated by reference to Exhibit
                10.4 the July 31, 1999 10-QSB).
10.14           Incentive Stock Option Agreement dated January 28, 2000 between
                Modern Records and Randy Jackson (incorporated by reference to
                Exhibit 10.14 of Modern Record's Annual Report on form 10-KSB for the fiscal year ended October 31, 1999)
27.1            Financial Data Schedule


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


                                            Modern Records, Inc.,
                                            a California corporation

June 15, 2000                  By:   /s/ Stephen Randall Jackson
                                  ----------------------------------------------
                               Stephen Randall Jackson
                               Chairman of the Board and Chief Executive Officer
                               (Duly Authorized Officer and Principal Financial
                               Officer)