Form 10QSB
period 2000-07-31
MODERN RECORDS INC
filed 2000-10-19
CIK 875222

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10Q-SB


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the quarterly period ended July 31, 2000

[_]   Transition report under to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934
           For the transition period from ______________ to_________

                        Commission File Number 33-40804


                             MODERN RECORDS, INC.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

           California                                  95-3404374
--------------------------------           ------------------------------------
(State or Other Jurisdiction of             (IRS Employer Identification No.)
Incorporation or Organization)

468 North Camden Drive, Third Floor, Beverly Hills, CA          90212
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

                                (800) 505-5655
--------------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes [X]    No [___]

     The number of shares of the Registrant's Common Stock outstanding as of July 31, 2000 was 27,454,114 shares.

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                             MODERN RECORDS, INC,
                           CONDENSED BALANCE SHEETS

                                                                          July 31,       October 31,
                                                                            2000            1999
                                                                          ---------      -----------
                                                                         (unaudited)
                ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                             $         -    $    16,535
     Accounts receivable, net of allowance in
         July 31, 2000 of $20,000                                               67,985         87,985
                                                                           -----------    -----------
            TOTAL CURRENT ASSETS                                                67,985        104,520

PREPAID ROYALTIES                                                              927,090        808,808

EQUIPMENT - Net of accumulated depreciation                                     48,352         42,474

OTHER ASSET                                                                     20,404         16,012
                                                                           -----------    -----------
                                                                           $ 1,063,831    $   971,814
                                                                           ===========    ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft                                                        $    68,395    $         -
     Accounts payable and accrued expenses                                   1,070,381        804,101
     Notes payable                                                              21,205         21,205
     Deferred revenue                                                           23,599         23,599
     Due to related parties                                                    609,777        419,200
                                                                           -----------    -----------
            TOTAL CURRENT LIABILITIES                                        1,793,357      1,268,105

LONG-TERM DEBT                                                                  25,000         25,000

SHAREHOLDERS' DEFICIENCY
     Preferred stock; authorized - 20,000,000 shares, none issued                    -              -
     Common stock, no par value; authorized - 40,000,000 shares;
        issued and outstanding - 27,138,364 (2000) and
        25,110,864 shares (1999)                                             4,874,932      3,948,462
     Accumulated deficit                                                    (5,629,458)    (4,269,753)
                                                                           -----------    -----------
            TOTAL SHAREHOLDERS' DEFICIENCY                                    (754,526)      (321,291)
                                                                           -----------    -----------
                                                                           $ 1,063,831    $   971,814
                                                                           ===========    ===========

                See accompanying notes to financial statements.

                             MODERN RECORDS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended            Nine Months Ended
                                                                -----------------------       -----------------------
                                                                July 31,       July 31,       July 31,       July 31,
                                                                  2000           1999           2000           2000
                                                                ---------      ---------      ---------      --------
                                                               (unaudited)    (unaudited)    (unaudited)    (unaudited)
REVENUE
    Modern/Atlantic agreement                                    $   197,140    $   101,719    $   305,422    $   301,494

COST OF REVENUE                                                            -              -          6,500              -
                                                                 ------------   -----------    -----------    -----------

GROSS PROFIT                                                         197,140        101,719        298,922        301,494

EXPENSES
    Officer's salaries                                                62,500         62,500        235,508        187,500
    Other marketing, general and administrative expenses             106,875        377,007      1,423,119        941,829
                                                                 -----------    -----------    -----------    -----------
                                                                     169,375        439,507      1,658,627      1,129,329
                                                                 -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                                $    27,765    $  (337,788)   $(1,359,705)   $  (827,835)
                                                                 ===========    ===========    ===========    ===========

BASIC AND DILUTED LOSS PER SHARE                                 $      0.00    $     (0,02)         (0.06)   $     (0,04)
                                                                 ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                             24,093,739     21,105,713     23,913,364     20,633,608
                                                                 ===========    ===========    ===========    ===========

                See accompanying notes to financial statements.

                             MODERN RECORDS, INC.
               CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                                  (unaudited)

                                       Preferred Stock              Common Stock
                                       ----------------         ---------------------         Accumulated
                                       Shares    Amount         Shares         Amount           Deficit           Total
                                       ------    ------         ------         ------         ------------        -----
Balance, October 31, 1999                 -         -            25,110,864     $3,948,462     $(4,269,753)        $  (321,291)

Private placements, November 1999                                 1,622,500        809,277                             809,277

Warrants exercise, April 2000                                       405,000        117,193                             117,193

Net loss                                                                                        (1,359,705)         (1,359,705)

                                        -----     -----          ----------     ----------     -----------         -----------
Balance, January 1, 2000                  -         -            27,138,364     $4,874,932     $(5,629,458)        $  (754,526)
                                        =====     =====          ==========     ==========     ===========         ===========

                See accompanying notes to financial statements.

                              MODERN RECORDS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               Nine Months Ended
                                                                                     -------------------------------------
                                                                                      July 31,                  July 31,
                                                                                        2000                      1999
                                                                                     -----------                -----------
                                                                                     (unaudited)                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                        $(1,359,705)               $ (827,835)
     Adjustments to reconcile net loss to net cash used
          in operating activities:
              Depreciation                                                                12,200                     4,500
              Allowance for doubtful accounts                                             20,000                        -
              Changes in operating assets and liabilities:
                  Advances                                                                    -                    (10,000)
                  Accounts receivable                                                         -                    156,140
                  Other assets                                                            (4,392)                   (7,831)
                  Accounts payable and accrued expenses                                  266,280                   217,207
                  Due to related party for compensation                                  190,577                   166,667
                  Recoupable advance                                                                               (50,000)
                  Deferred revenue                                                            -                     23,599
                                                                                     -----------                ----------
                  NET CASH USED IN OPERATING ACTIVITIES                                 (875,040)                 (327,553)
                                                                                     -----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Deferred record master cost                                                              -                    (26,269)
     Prepaid royalties                                                                  (118,282)                 (762,914)
     Purchase of equipment                                                               (18,078)                  (48,841)
                                                                                     -----------                ----------
                  NET CASH USED IN INVESTING ACTIVITIES                                 (136,360)                 (838,024)
                                                                                     -----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft                                                                       68,395                    (3,544)
     Advances from related parties                                                            -                    (34,343)
     Common stock issued                                                                 809,277                   336,925
     Special warrants issued                                                             117,193                   988,612
                                                                                     -----------                ----------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                              994,865                 1,287,650
                                                                                     -----------                ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                    (16,535)                  122,073


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            16,535                     1,656
                                                                                     -----------                ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $        -                 $  123,729
                                                                                     ===========                ==========

                See accompanying notes to financial statements.

                             MODERN RECORDS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED JULY 31, 2000
                                  (unaudited)


BASIS OF PRESENTATION

The interim financial statements presented have been prepared by Modern Records, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended July 31, 2000 and 1999, (b) the financial position at July 31, 2000 and October 31, 1999, (c) shareholders' deficiency at July 31, 2000, (d) the cash flows for the nine months ended July 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of July 31, 2000 has been derived from the financial statements that have been audited by the Company's independent auditors. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.


SHAREHOLDERS' EQUITY

Private Placement  - On November 8, 1999 and November 18, 1999, the Company
-----------------
offered 200,000 Units and 1,350,000 Units, respectively, at $0.75 Cdn. per unit to private parties. Each unit comprised of one share of common stock and one non-transferable share purchase warrant. Each share purchase warrant will entitle the holder to purchase an additional share of common stock for two years at $0.90 Cdn. per share for the first year and at $1.25 Cdn. per share for the second year. Modern Entertainment, a company owned by Mr. R. Jackson, purchased 600,000 units. Payment for this purchase was offset against certain monies advances by Mr. R. Jackson. The Company paid 72,500 shares as finder's fee. Both private placements were completed on January 6, 2000.

Exercise of Warrants - In April 2000, warrant holders exercised warrants to
--------------------
purchase 405,000 shares of the Company's common stock at $0.60 Cdn. per share for net proceeds to the Company of approximately $172,240 Cdn. (US$117,170).

Item 2.  Management's Discussion and Analysis or Plan of Operation


The following discussion contains forward-looking statements regarding events and financial trends that may affect Modern Records' future operating results and financial position. The following discussion should be read in conjunction with Modern Records' financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10Q-SB.


Overview

Our principal business activities are producing, acquiring, licensing, marketing and distributing audio recordings.

To date, our primary source of revenue has been from the sales of the work of Stevie Nicks, one of the founders of Modern Records. Ms. Nicks is no longer under contract with us but these sales continue to provide us with a significant source of revenue. Additional revenues are provided from the sales of other less successful artists in our catalogue, although we may not maintain these sources in the future.

In the past, we have also licensed our catalogue to others. We believe that this potential source of revenue has been underutilized and we intend to pursue additional sources of licensing revenue in the future.

In the fiscal year ended October 31, 1998, we signed Abel Mason, a previously unsigned R&B artist, to our label with a five album commitment. We expect that the release of his debut album in the second quarter of fiscal 2001 will provide us with an additional source of revenue. Tiffany is another artist who has been signed by Modern Records. Tiffany's new album is scheduled for release in October 2000. Tiffany has sold over 14 million records to date and we expect this addition to our artist roster to provide a significant source of additional revenue.

We incur significant expenses in the operation of our business. These include recording costs and advances to artists prior to distribution of the final product and before we realize any potential profits. We make substantial payments each quarter for these expenses to maintain and enhance our artist roster. To the extent possible, these costs are recouped from the royalties otherwise payable to the artist from future albums. When an artist's current popularity and past performance provide a sound basis for estimating the extent to which we will be able to recoup such costs from royalties, the advances are capitalized as an asset.

Our ability to achieve and maintain profitability in the future will depend on our ability to attract and maintain the talent that will provide us with steady sources of revenue, as well as our ability to successfully market such talent.

Three Months Ended July 31, 2000 Compared to Three Months Ended July 31, 1999

For the three months ended July 31, 2000, Modern Records had revenues of $197,140 compared to revenues of $101,719 for the same period in 1999, an increase of $95,421 or approximately 94%. This increase in revenue was due primarily to an increase in revenues derived from our distribution agreement with Atlantic Records. This increase reflects increased sales of the three-CD box set by Stevie Nicks entitled "Enchanted", which was released in May 1998 through a distribution agreement with Atlantic Records. The increase in sales reflects increased interest in her album to be released in December 2000.

Marketing, general and administrative expenses decreased to $106,875 for the three months ended July 31, 2000, from $377,007 for the corresponding period in 1999, a decrease of $270,132 or approximately 72%. The decrease was due to the Company not having any projects in the third quarter as well as a lack of working capital to fund operations, resulting in decreased activities.


Nine Months Ended July 31, 2000 Compared to Nine Months Ended July 31, 1999

For the nine months ended July 31, 2000, Modern Records had revenues of $305,422 compared to revenues of $301,494 for the same period in 1999, an increase of $3,928 or approximately 1%. This change reflects an increase in sales of the three-CD box set by Stevie Nicks entitled "Enchanted" in the third quarter, which was released in May 1998 though a distribution agreement with Atlantic Records, offset by a decrease in sales of this album in the first two quarters due to a decreased promotion of the album as compared to the same period in 1999.

In connection with developing our organizational infrastructure, marketing, general and administrative expenses increased to $1,423,119 for the nine months ended July 31, 2000, from $941,829 for the corresponding period in 1999, an increase of $481,290 or approximately 51%. This increase primarily reflects increased expenses related to negotiations and signings of new artists to Modern Records.


Liquidity and Capital Resources

Our business strategy is focused on signing artists to the Modern Records label, advancing funds for the production of new albums and marketing albums on the Modern Records label. This strategy requires substantial expenditures before any revenue is realized. Our current revenue stream is derived largely from the sale of Stevie Nicks' albums; however, this revenue is insufficient to meet all our operational requirements.

At July 31, 2000, we had a negative bank balance of $(68,395), compared to a positive bank balance of $16,535 at July 31, 1999. We do not have access to a line of credit. The main source of financings in the past has been in the form of private placements of our common stock, the proceeds of which were exhausted by July 31, 2000.

At July 31, 2000, we owed an aggregate of $37,414 in principal plus accrued and unpaid interest to the father of one of our shareholders. All principal plus accrued interest theron is due and payable on demand. In addition, as of July 31, 2000, we owed an aggregate of $21,205 to two shareholders pursuant to notes dated September 12, 1995. At July 31, 2000 we also owed an aggregate of $609,777 in accrued compensation to Randy Jackson.

At present, our ability to continue to fund operations depends primarily on obtaining additional financing. If we are unable to raise additional funds through the private placement of our securities, we may seek additional financing from affiliated or unaffiliated parties. We are also currently in discussion with potential lenders regarding the possibility of obtaining long term financing. Such financing may not be available on acceptable terms, or at all. If we are unable to obtain financing to meet our working capital needs, repay indebtedness or advance royalty payments as they become due, we will have to consider alternative sources of funding, including entering into distribution arrangements with other labels for our signed artists, or the sale of some of our assets.

                          PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

     27.  Financial Data Schedule



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

                                            MODERN RECORDS, INC.,
                                            a California corporation

Date:  October 19, 2000                     By:  /s/  Stig Hans Johan Grandin
                                               ---------------------------------
                                               Stig Hans Johan Grandin,
                                               Chief Executive Officer
                                               (Principal Financial Officer)